Form 10-K405
period 1997-12-31
HOWMET INTERNATIONAL INC
filed 1998-03-26
CIK 1047378

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____


                         Commission file Number 1-13645

                           HOWMET INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)



                 Delaware                               52-1946684
---------------------------------------------       -------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
             or organization)                       Identification No.)


Address of Principal Executive Offices:  475 Steamboat Road, Greenwich, CT
06830

Registrant's telephone number, including area code:    203-661-4600
                                                       ------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Title of each class                        on which registered
          -------------------                        -------------------
        Common Stock, par value                    New York Stock Exchange
              $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 State the aggregate market value of the voting stock held by non-affiliates of the registrant:
                                               $264,205,333 AS OF MARCH 16, 1998



 Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date.          COMMON STOCK, $0.01
PAR VALUE, AS OF MARCH 16, 1998 : 100,000,000 SHARES


                      DOCUMENTS INCORPORATED BY REFERENCE

          Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 is incorporated by reference in Parts I, II and IV hereof. Registrant's definitive Proxy Statement dated March 24, 1998 is incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

Part I

   Item 1 -- BUSINESS.......................................................................................  1
   Item 2 -- PROPERTIES.....................................................................................  5
   Item 3 -- LEGAL MATTERS..................................................................................  5
   Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................  6
   EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3 to Item 401(b) of Regulation S-K).....  7

Part II

   Item 5 -- MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................  9
   Item 6 -- SELECTED FINANCIAL DATA........................................................................  9
   Item 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........  9
   Item 7A-- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................  9
   Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................  9
   Item 9 -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............. 10

Part III

   Item 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............................................... 10
   Item 11 -- EXECUTIVE COMPENSATION........................................................................ 10
   Item 12 -- PRINCIPAL STOCKHOLDERS........................................................................ 10
   Item 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 10

Part IV

   Item 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................. 11
SIGNATURES.................................................................................................. 16
REPORTS OF PRICE WATERHOUSE.................................................................................A-1
FINANCIAL STATEMENT SCHEDULES...............................................................................I-1
EXHIBITS

PART I

ITEM 1 --   BUSINESS

  Howmet International Inc. is a Delaware corporation organized in 1995 (together with its subsidiaries the "Company"). Through its subsidiary, Howmet Corporation, the Company is the largest manufacturer in the world of investment cast turbine engine components for the jet aircraft and industrial gas turbine ("IGT") markets. The Company uses investment casting techniques to produce high-performance and high-reliability superalloy and titanium components to the exacting specifications of the major aerospace and IGT engine manufacturers. The Company is also the world's largest producer of aluminum investment castings, which it produces principally for the commercial aerospace and defense electronics industries.

  Howmet Corporation, the Company's principal operating subsidiary, was founded in 1926. The Company was formed in 1995 under the name Blade Acquisition Corp. ("Blade") as a joint venture between Thiokol Corporation ("Thiokol"), which owned 49% of its Common Stock and Carlyle-Blade Acquisition Partners, L.P. ("Carlyle-Blade Partners"), which owned 51% of its Common Stock. The Company was formed to purchase Howmet Corporation and the Cercast companies from Pechiney International, a French corporation, which has now merged into its parent company, Pechiney, S.A. The acquisition of Howmet Corporation and the Cercast companies was accomplished on December 13, 1995 through the purchase of the capital stock of Pechiney Corporation, Howmet Corporation's parent holding company, and the capital stock of the Cercast companies (the "Acquisition"). The Cercast companies became subsidiaries of Howmet Corporation, and Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings").

  On December 2, 1997, in two separate transactions, Thiokol acquired 13 million shares of the Company's Common Stock from Carlyle-Blade Partners, increasing its ownership interest in the Company to 62%. This was done concurrently with a public offering of stock of the Company by Carlyle-Blade Partners, pursuant to which public stockholders acquired a 15.35% interest in the Company and Carlyle-Blade Partners' interest was reduced to 22.65%.

  Howmet Corporation operates in one business segment, investment castings. Financial information with respect to foreign and domestic operations and export sales is hereby incorporated by reference to information contained in Note 15 of "Notes to Financial Statements" on page 34 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13.

PRODUCTS AND SERVICES

  The Company uses the investment casting process to manufacture superalloy, titanium and aluminum components for aircraft and industrial gas turbine engines and airframe applications for customers worldwide. These products are manufactured to precise specifications provided by customers. The table below describes the Company's major products:


MAJOR PRODUCTS            SUMMARY PRODUCT DESCRIPTION AND APPLICATION
--------------            -------------------------------------------

Blades High temperature superalloy rotating turbine engine components. Blades act as air foils which are driven by the hot gas flow.

Vanes High temperature superalloy non-rotating turbine engine components. Vanes are the fixed airfoils which direct the gas flow.

IGT shroud blocks         Vane holders that provide a seal to fix each vane in
                          position.

Turbine rotors            Integrated cast rotating wheels of blades primarily
                          for use in smaller engines. Rotors are like blades but are manufactured as a single part instead of being built of separate parts.

Nozzle rings              Integrated cast non-rotating rings of vanes primarily
                          for use in smaller engines. Nozzle rings are like vanes but are manufactured as a single integral component.

Compressor stators        Integrated cast non-rotating rings of compressor vanes
                          for use in both small and large engines. Compressor stators are like vanes but are manufactured as a single component.

Frames Large diameter thin-wall cases used to support their respective sections of turbine engines such as fans, compressors and turbines.

Bearing housings          Large diameter, heavy structural supports for
                          bearings.

Airframe components       Titanium and aluminum structures for commercial and
                          military aircraft, including door frames, flap tracks, nacelles, longerons, wing tips, and nose and tail cones.

Electronics packaging     Aluminum boxes with card slots and cooling fins for
                          electronic avionics packages.

Electro-optical
system housings           Heads-up displays, gimbals and other housings.

Engine parts              Gear boxes, front frames, and blocker doors for small
                          engines.

Other aircraft parts      Aircraft fuel pump, a/c blower, oil tank and surge
                          tank components.


JOINT VENTURES

  Howmet currently is participating in two joint ventures, one in Japan with Komatsu Ltd. and the other in the United States with a subsidiary of United Technologies Corporation. The Japanese joint venture, Komatsu-Howmet Ltd. ("KHL"), manufactures investment cast components for IGT and aerospace customers, primarily in Japan. Howmet currently holds an option to purchase Komatsu's interest in this venture. The joint venture with United Technologies Corporation, Sprayform Technologies International, L.L.C. ("Sprayform"), was organized to develop and commercialize the Spraycast-X(R) technology, in which atomized metal is sprayed onto a rotating mandrel to form products such as cases and rings.

RAW MATERIALS

  The Company's raw materials include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. The Company has multiple sources of supply for most of these materials and has not experienced any significant supply interruption for more than twenty years. Prices of these materials, however, can be volatile, and the Company engages in forward purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials.

PATENTS

  The Company has obtained numerous patents, licenses, and other proprietary information, which it believes provide it with a competitive advantage, including proprietary modifications and applications of the directional solidification and single crystal casting processes. To protect its proprietary information, the Company requires its employees to sign confidentiality agreements, reminds employees of this confidentiality obligation upon their departure from the Company, and builds some of its own specialized equipment, such as casting furnaces, to prevent competitors from learning about Howmet's newly developed processes. Competitors in the Company's business also hold patents and other forms of proprietary information, and there is active technical competition in that business. No assurances can be given that one company or another will not obtain a technological advantage from time to time, in one aspect of the industry's technology or another.

MAJOR CUSTOMERS

  The Company is the leading supplier of precision investment cast components to the producers of aircraft and industrial gas turbine engines. Most of the turbine engine market is characterized by a limited number of large manufacturers of engines. The Company's top ten customers represented approximately 62% of the Company's net sales in 1997. The Company's principal customers are The General Electric Company through its aircraft engine (GEAE) and power systems (GEPS) groups and United Technologies Corporation's Pratt & Whitney aircraft operations (Pratt & Whitney Division and Pratt & Whitney Canada). Sales to these customers represented 20% and 15%, respectively, of the Company's 1997 net sales. The Company's principal other aerospace engine customers (none of which represented more than

10% of 1997 net sales) include AlliedSignal Inc., FiatAvio, S.p.A., Allison Engine Company, MTU Munchen GmbH (a subsidiary of Daimler-Benz Aerospace), Rolls-Royce PLC, Walbar (a division of Coltec Industries Inc.) and SNECMA. The Company's principal other IGT customers (none of which represented more than 10% of 1997 net sales) include European Gas Turbine (which manufactures GEPS-designed engines), ABB Power Generation Ltd., Siemens AG, Westinghouse Electric Corp., Nuovo Pignone, Solar Turbines Incorporated, and Westinghouse Canada Inc.

  Orders for components are primarily awarded through a competitive bidding process. Contractual relationships with the Company's principal customers vary. Approximately half of the Company's casting business is derived from multi-year contracts, typically three years in length. Under these contracts, the Company's customers agree to order from the Company, and the Company agrees to supply, specified percentages of specified parts at specified pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. The Company typically renegotiates these contracts during the last year of the contract period and, during the process, customers frequently solicit bids from the Company's competitors. See "Concentrated Customer Base" and "Competition" in Exhibit 99.1 attached hereto.

BACKLOG

  The Company's backlog of orders as of December 31, 1997 was $793 million. Because of the short lead and delivery times often involved and because deferrals and cancellations often affect the Company's orders, backlog may not be a significant indicator of the Company's future performance.

RESEARCH AND DEVELOPMENT

  The Company has made a substantial investment in research and development to establish a technology leadership position in the investment casting industry. The Company believes it has significant opportunities for growth by developing new products and new applications, which offer its customers greater performance and significant cost savings. A portion of the Company's total research and development budget comes from the Company's customers, which regularly retain the Company for specific projects. The Company also provides research and development services by contract to governmental agencies. The Company's research center staff includes 75 degreed engineers and scientists. Cercast also maintains a research and development staff to improve the aluminum investment casting process. This staff develops casting processes and specialty materials which enable Cercast to produce a diverse range of large, thin wall and complex geometry castings. The Company's research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $24.6 million, $24.2 million and $26.4 million respectively. The amount spent during the same periods for customer-sponsored research and development (primarily U.S. Government funded) was $8.8 million, $8.5 million, and $4.8 respectively.

COMPETITION

  The Company believes it has a majority market share in the overall turbine engine airfoil investment casting market. Precision Castparts Corp. ("PCC"), a publicly held company based in Portland, Oregon, is the Company's primary competitor. Management believes that the Company and PCC account for most of the total aerospace turbine engine and IGT investment casting production. The Company competes with PCC and other smaller participants primarily on technological sophistication, quality, price, service and delivery time for orders from large, well-capitalized customers with significant market power. Certain of the Company's customers, principally in Europe, have their own investment casting foundries, which produce parts similar to those manufactured by the Company. The Company knows of no plans by its major North American customers to establish such captive facilities, nor any significant expansion plans by those customers that have such foundries now.

  The Company's aluminum casting operations compete with a large number of smaller competitors, also on the basis of price, quality and service.

  See "Major Customers" above for discussion of competition in the contract award process.

ENVIRONMENTAL MATTERS

  The Company is subject to comprehensive and changing environmental laws, which are discussed more fully in Exhibit 99.1 attached hereto.

  The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"). The Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an administrative consent order entered into between the Company and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of December 31, 1997 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within the next year. The indemnification discussed below applies to the costs associated with this matter.

  In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist.
In particular, the Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at eleven on-site and off-site locations. At December 31, 1997, $4.4 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters.

  In connection with the Acquisition, Pechiney, S.A. is required to indemnify the Company for environmental liabilities and obligations relating to Howmet Corporation stemming from events occurring or conditions existing prior to December 13, 1995, the date of the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the aforementioned environmental matters.

  In addition, unrelated to Howmet Corporation's operations, the Company's subsidiary Howmet Holdings Corporation and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine Site in Idaho and at least $8 million in investigation and remediation costs at the Holden Mine Site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such environmental liabilities. The Company has recorded a liability and an asset for an equal amount related to these matters.

  In the event that Pechiney, S.A. does not honor its indemnification obligations described in any of the preceding paragraphs, the Company would likely be responsible for such matters and the cost of addressing those matters could be material.

EMPLOYEES

  As of December 31, 1997, the Company had 10,352 employees.

                            *          *          *

  The statements made herein that are not historical facts may be forward looking statements. In connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby cautions readers that the forward looking statements are subject to certain risks and uncertainties, including without limitation those identified in Exhibit 99.1 hereto, which could cause actual results to differ materially from historical results or those anticipated, and urges readers to review Exhibit 99.1 carefully. Factors discussed in Exhibit 99.1 include, among others, the effects of aerospace industry economic conditions and cyclicality, concentrated customer base, competition, pricing pressures, availability and cost of raw materials, relationship with Thiokol, and environmental matters.

ITEM 2 --   PROPERTIES

  The Company has nineteen facilities in the United States, four in France, two in Great Britain and two in Canada, all of which are reasonably expected to meet the production needs of the Company. Its KHL joint venture in Japan owns one facility. Except as indicated, the facilities described below are all owned by Howmet Corporation or its subsidiaries:


Location (No. of  Facilities)                   Size (Sq. Ft.)
-----------------------------                   --------------

Bethlehem, Pennsylvania                          47,200 (leased)
Branford, Connecticut                           138,420
City of Industry, California                     50,000 (leased)
Cleveland, Ohio                                 100,000
Dover, New Jersey (2)                           240,737
                                                115,292
Hampton, Virginia                               284,800
                                                  4,090 (leased)
Hillsboro, Texas                                 51,000 (leased)
LaPorte, Indiana (2)                            186,100
                                                132,748(a)
Morristown, Tennessee                            85,000
Whitehall, Michigan  (6)                        253,018
                                                114,270
                                                 89,461
                                                 83,208
                                                 57,605
                                                 43,029
Wichita Falls, Texas                            206,300
Winsted, Connecticut                             81,000

Overseas
--------
Dives, France (capital  lease)                  255,858
Evron, France                                    81,000
Exeter, U.K. (2)                                184,350
                                                 65,650
Gennevilliers, France                            47,361
Georgetown, Ontario                              37,000 (leased)
Le Creusot, France                              156,077
Montreal, Quebec                                 11,200
                                                 86,194(leased)
Terai, Japan                                     53,000(b)

(a)  Howmet Transport Services Warehouse
(b)  Factory owned by Komatsu-Howmet Ltd.


ITEM 3 --   LEGAL MATTERS

  The Company is a party to certain pending proceedings regarding environmental matters. See "Environmental Matters", above. The Company, in its ordinary course of business, is party to various other legal actions. Management believes these are routine in nature and incidental to its operations. Management believes that the outcome of any proceedings to which the Company currently is a party will not have material adverse effects upon its operations, financial condition or liquidity.

ITEM 4 --   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 8, 1997, Thiokol and Carlyle-Blade Partners, as holders of all of the then outstanding shares of voting stock of the Company, by written consent, approved a resolution amending the Certificate of Incorporation of the Company to change the name of the Company from "Blade Acquisition Corp." to "Howmet International Inc." and to increase the authorized shares of capital stock of the Company to 410,000,000 shares, of which 10,000,000 would be shares of preferred stock, par value $.01 per share, and 400,000,000 would be shares of Common Stock.

  Also on October 8, 1997, Thiokol and Carlyle-Blade Partners, as holders of all of the then outstanding shares of voting stock of the Company, by written consent, approved a resolution amending the Certificate of Incorporation of the Company to make the following changes:

  (a) The Board of Directors was given authority to grant preferential or preemptive rights to subscribe for or purchase shares of capital stock to Thiokol or its subsidiaries.

  (b) The designation, preferences and rights relating to the 9.0% Series A Senior Cumulative Preferred Stock (the "Preferred Stock") theretofore set forth in a separate Certificate of Designations were incorporated into the Certificate of Incorporation.

  (c) The obligation of the Company to redeem the Preferred Stock upon a sale by Carlyle-Blade Partners of 25% or more of the outstanding shares of the Company was eliminated.

  (d) Provisions were added relating to the allocation of corporate opportunities between the Company and Thiokol and the responsibilities of persons who may be directors and/or officers of both the Company and Thiokol when presented with certain corporate opportunities that may be appropriate for both companies. Under these provisions, Thiokol may pursue or engage in the same or similar activities or lines of business as the Company without Thiokol's or any of Thiokol's officers' or directors' incurring liability for breach of any fiduciary duty to the Company, except as follows. A director or officer of the Company who is also a director or officer of Thiokol who acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both the Company and Thiokol will have satisfied his or her fiduciary duty to the Company and its stockholders with respect to such corporate opportunity if such director or officer acts in a manner consistent with certain policies set forth in the Certificate of Incorporation.

  (e) A provision was added expressly permitting stockholders to act by written consent in lieu of a meeting but only for so long as Thiokol beneficially owns 50% or more of the voting power of all classes of stock.

  Thiokol, on October 8, 1997, and Carlyle-Blade Partners on November 20, 1997, as holders of all of the then outstanding shares of voting stock of the Company, by written consent, ratified the Company's Stock Appreciation Rights agreements ("SARs") entered into with certain key employees in 1997, reapproved all of the SARs entered into in 1996, and specifically approved provisions of those agreements which provided for accelerated payments in the event of certain changes in the ownership or control of the Company or Howmet Corporation.

  On November 20, 1997, Thiokol and Carlyle-Blade Partners, as holders of all of the then outstanding shares of voting stock of the Company, by written consent, adopted resolutions authorizing the following matters:

  (a) Amendment to the SARs program (the "Amended SARs Program"). Pursuant to this amendment, the maximum per share value of the outstanding SARs has been limited to the difference between the initial public offering price and the base price per share (generally $2) of the SARs and, in exchange for accepting such limitation, each holder of SARs was granted a non-qualified stock option to purchase, at the initial public offering price of $15 per share, a number of shares of Common Stock equal to the number of shares with respect to which such employee has SARs. In addition, the Company offered holders of SARs the opportunity to cash out 20% of their SARs (which represented the vested portion of the SARs) at the initial public offering price.

  (b) Adoption of the 1997 Stock Awards Plan and the grant of stock options under the Plan. The 1997 Stock

      Awards Plan provides for the grant of stock options, SARs and restricted stock (collectively, "Awards") with respect to up to 5,000,000 shares of Common Stock. Of this amount, 4,377,500 were granted to participants under the Amended SARs Program as discussed above. The exercise price of all options and the base price of all SARs granted under the 1997 Stock Awards Plan must be at not less than 100 percent of the fair market value of the Common Stock on the date of grant. The maximum number of shares of Common Stock with respect to which awards may be granted under the 1997 Stock Awards Plan during any calendar year to a single plan participant shall not exceed 400,000 shares, except in connection with options granted pursuant to the Amended SARs Program. The 1997 Stock Awards Plan is administered by a subcommittee of the Compensation Committee, which consists of two Directors of the Company who are "outside Directors" as the term is used in Internal Revenue Code ("Code") Section 162(m) and "non-employee Directors" for the purpose of Rule 16b-3 of the Securities Exchange Act of 1934, as amended ("Exchange Act").

  (c) Adoption of the Directors Deferred Compensation Plan. Under this Plan each Director who is entitled to a Director's fee from the Company may elect to have payment of part or all of his Director's compensation deferred until such time as he ceases to be a Director. Each Director has the option of electing the deferral of his Director's fees into a cash or phantom stock credit account. Amounts credited to the cash account are credited with increments (equivalent to interest at the prime rate), and amounts credited to the phantom stock account are credited or debited with amounts reflecting the change in the price of the Company's Common Stock and payment of dividends, if any, from the date of the grant. All distributions of a Director's cash or phantom stock account are made only in cash.


EXECUTIVE OFFICERS OF THE REGISTRANT
(AS REQUIRED BY INSTRUCTION 3 TO ITEM 401(b) OF REGULATION S-K)

  The By-Laws of the Company provide that the directors will be elected annually. All directors of the Company hold office until the election and qualification of their successors. Executive officers of the Company are chosen by the Board of Directors of the Company or Howmet Corporation, as the case may be, and serve at its discretion.

     The following paragraphs list certain information with respect to the executive officers of the Company as of the filing date of this Report.

  David L. Squier, age 52, has been President and Chief Executive Officer of Howmet Corporation since 1992 and has been President and Chief Executive Officer of the Company since October 1997. Mr. Squier began his association with Howmet Corporation when he joined the Corporate Planning department of its predecessor in December 1971. He was involved in manufacturing management from 1976 to 1978, became General Manager of Howmet's Wichita Falls casting facility in 1979, and was promoted to Vice President of Operations in 1983. He was elected a Director of Howmet Corporation in 1987. He has been a Director of the Company since consummation of the Acquisition.

  Marklin Lasker, age 60,   has been a Senior Vice President of Howmet
Corporation since February 1992 and has been Senior Vice President-International Operations of the Company since October 1997. Before joining Howmet, Mr. Lasker was Vice President and General Manager for International Operations for the AlliedSignal Turbocharger Division from April 1984 to September 1991. He also held other managerial positions for AlliedSignal Aerospace Groups over a 20 year period.

  John C. Ritter, age 50,   has been Senior Vice President and Chief Financial
Officer of the Company since October 1997. From April 1996 until October 1997, Mr. Ritter was Vice President-Finance and Chief Financial Officer of Howmet Corporation. Prior to his employment at Howmet, he served as Vice President, Finance and Contracts, for AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. He has also held the positions of Vice President, Finance and Administration, Chemical Systems Division, and Manager, Business Analysis, Pratt & Whitney Aircraft-Government Products Division of United Technologies Corporation.

  James R. Stanley, age 56,   has been Senior Vice President of Howmet
Corporation since 1992 and has been Senior

Vice President-United States Operations of the Company since October 1997. Previous to his employment at Howmet, Mr. Stanley was the Vice President and General Manager of Customer Support and Marketing at the Textron Turbine Engine Division of Textron, Inc. from August 1990 to January 1992. He also held the position of Vice President of Operations for Textron Lycoming and held numerous managerial positions for nearly 20 years at General Electric - Aircraft Engines.

  Roland A. Paul, age 61,   has been Vice President-General Counsel and
Secretary of Howmet Corporation since 1976 and has been Vice President-General Counsel and Secretary of the Company since October 1997. Mr. Paul was previously in private practice as an attorney at law firms in New York and Paris and served as counsel to the United States Senate Foreign Relations Subcommittee on United States Security Commitments Abroad.

  B. Dennis Albrechtsen, age 53,   has been Vice President - Manufacturing of
Howmet Corporation since September 1997. Prior to that he held the position of General Manager of the Howmet Whitehall Castings facility beginning in 1994. Prior to this, he served Howmet Corporation as Vice President, Airfoil Operations beginning in October 1988. He has also held managerial positions at Howmet Corporation's Whitehall, Michigan; Dover, New Jersey; and Wichita Falls, Texas casting plants.

EMPLOYMENT AGREEMENTS

  In October 1995 Howmet Corporation entered into employment agreements (the "Employment Agreements") with thirteen management employees (each, an "Executive"), including each of the executive officers listed above except Mr. Ritter, who joined Howmet Corporation in April 1996, and Mr. Albrechtsen. The Employment Agreements set base salary levels and provide a specified percentage (generally from 30-60%) of base salary as a target annual bonus amount. The Employment Agreements generally provide that in the event the Executive's employment is terminated by Howmet other than for "cause" or by the Executive with "good reason" (each as defined therein) within 18 months following the Acquisition (or prior to the Executive's 62nd birthday in the case of Mr. Squier and Mr. Paul), the Executive will be entitled to the amount of the Executive's base pay and target bonus for a specified period ranging from 18 to 36 months, a prorated portion of the annual bonus and any long-term incentive awards that would have been payable in the year of termination, and certain other benefits.

  In February 1996 Howmet Corporation entered into an employment agreement with Mr. Ritter that sets a base salary and an annual bonus targeted at 40% of that amount. In the event Mr. Ritter is terminated within the first 24 months of his employment, he is entitled to receive, in lieu of any other severance arrangements, 12 months base pay and target bonus, paid in a lump sum.

  Mr. Albrechtsen has an employment agreement that sets a base salary and 35% of that amount as an annual bonus target, and is generally effective until his 62nd birthday (in 2008). In the event that Mr. Albrechtsen's employment is terminated by Howmet Corporation without "cause" or by Mr. Albrechtsen with "good reason" (each as defined therein), Mr. Albrechtsen is generally entitled to the amount of his base salary and annual bonus for a period of 24 months; and if such termination occurs after his 55th birthday, he is entitled to such amounts for a period of 36 months.

PART II

ITEM 5 --   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)  Market Information.

  The Company's Common Stock, $.01 par value, trades on the New York Stock Exchange. Other information required with respect to this Item 5 (a) is hereby incorporated by reference to information under "Recent Market Prices and Dividends" on page 46 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13.

  (b)  Holders.

  As of March 16, 1998 there were 122 stockholders of record of the Company's Common Stock.

  (c)  Dividends

  During 1996 and 1997 the Company did not declare or pay any dividends. The Company does not expect to pay cash dividends on the Common Stock for the foreseeable future. Certain of the Company's debt instruments contain financial covenants and other restrictions that prohibit or restrict the payment of dividends by the Company to its stockholders. Information with respect to restrictions on the payment of dividends is incorporated by reference to information contained in Note 7 of "Notes to Financial Statements" on pages 25-27 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13.

ITEM 6 --   SELECTED FINANCIAL DATA

  Information required with respect to this Item 6 is hereby incorporated by reference to information under "Selected Financial Data" on page 47 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information required with respect to this Item 7 is hereby incorporated by reference to information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41- 46 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13.

ITEM 7A --  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Information with respect to this Item 7A is not required pursuant to Instruction 1 of the General Instructions to Paragraphs 305(a), 305(b), 305(c), 305(d), and 305(e) of Item 305 of Regulation S-K.

ITEM 8 --   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required with respect to this Item 8 are hereby incorporated by reference to the Financial Statements of the Company included on pages 17 through 40 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13. See "Item 14 -- Documents Filed as Part of this Report--(1) Financial Statements", page 11. The supplemental financial information required with respect to this Item 8 is filed as "Financial Statement Schedules" pursuant to Item 14. See "Item 14 -- Documents Filed as Part of this Report--(2) Financial Statement Schedules", page 11.

  Information with respect to quarterly financial highlights is incorporated by reference to information contained in Note 22 of "Notes to Financial Statements" on page 38 of the Company's 1997 Annual Report to Stockholders. This information is attached hereto as part of Exhibit 13.

ITEM 9 --   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

  None.

PART III

ITEM 10 --   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information concerning the Company's directors and nominees for Director is included on pages 2 through 5 of the Company's definitive Proxy Statement dated March 24, 1998, and is incorporated herein by reference. Information concerning the Company's officers is included on pages 7 through 8 of Part I hereof. Information concerning disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth on page 6 of the Company's definitive Proxy Statement dated March 24, 1998, and is incorporated herein by reference.

ITEM 11 --   EXECUTIVE COMPENSATION

  Information required with respect to this Item 11 is hereby incorporated by reference to information under "Executive Compensation" on pages 7-15 of the Company's definitive Proxy Statement dated March 24, 1998.

ITEM 12 --   PRINCIPAL STOCKHOLDERS

  Information required with respect to this Item 12 is hereby incorporated by reference to information under "Voting Securities and Principal Holders Thereof" on pages 5-6 of the Company's definitive Proxy Statement dated March 24, 1998.

ITEM 13 --   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required with respect to this Item 13 is hereby incorporated by reference to information under "Thiokol Stock Options," and "Employment Agreements" on page 12, "Transactions with Management" on page 13 and "Arrangements Among the Company, Thiokol and Carlyle" on pages 13-15 of the Company's definitive Proxy Statement dated March 24, 1998.

PART IV

ITEM 14 --   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

  (1) -- FINANCIAL STATEMENTS

  The following Financial Statements of the Company and its subsidiaries are included on pages 17 through 40 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997. This information is attached as part of Exhibit 13 and is incorporated herein by reference:

Statements of Income -- Years Ended December 31, 1997 and December 31, 1996, the Period from December 14, 1995 to December 31, 1995 (Howmet International Inc. Consolidated), and the Period from January 1, 1995 to December 13, 1995 (Howmet Predecessor Company Combined)

Consolidated Balance Sheets -- December 31, 1997 and December 31, 1996

Statements of Cash Flows -- Years Ended December 31, 1997 and December 31, 1996, the Period from December 14, 1995 to December 31, 1995 (Howmet International Inc. Consolidated), and the Period from January 1, 1995 to December 13, 1995 (Howmet Predecessor Company Combined)

Statements of Common Stockholders' Equity and Redeemable Preferred Stock --Years Ended December 31, 1997 and December 31, 1996, the Period from December 14, 1995 to December 31, 1995 (Howmet International Inc. Consolidated), and the Period from January 1, 1995 to December 13, 1995 (Howmet Predecessor Company Combined)

Notes to Financial Statements

Management's Report on Financial Statements

Report of Ernst & Young LLP, Independent Auditors

  The following reports of Price Waterhouse and Befec-Price Waterhouse for the year ended December 31, 1995 are included as a separate section of Item 14 (a)
(1) on pages A-1 to A-3 of this Report:

   Report of Price Waterhouse, Independent Accountants of Howmet
     Limited                                                              A-1
   Auditor's Report on the Annual Accounts of Howmet S.A. by Befec-
     Price Waterhouse                                                     A-2
   Auditor's Report on the Annual Accounts of CIRAL SNC by Befec-
     Price Waterhouse                                                     A-3

  (2) -- FINANCIAL STATEMENT SCHEDULES

  The Financial Statement Schedules of the Company and its subsidiaries listed below are filed as part of this Report on Form 10-K and should be read in conjunction with the Financial Statements of the Company:

   Schedule I -- Condensed Financial Information of Howmet
    International Inc. (Parent Company)                            I-1 to I-4
   Schedule II  -- Valuation and Qualifying
    Accounts and Reserves                                                II-1

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are otherwise inapplicable, and therefore have been omitted.

  (3) -- EXHIBITS


Regulation S-K
Exhibit No.                          Description
-----------                          -----------


3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

3.2      Restated By-Laws of the Company.

4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.2      Specimen Certificate of the 9.0% Series A Senior Cumulative Preferred
         Stock.

4.3 IPO Agreement dated as of October 8, 1997 by and among the Company, Thiokol Corporation, Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P. (incorporated herein by reference to Exhibit
         4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed November 12, 1997 (registration no. 333-37573)).

4.4 Amended and Restated Shareholders Agreement dated as of December 2, 1997 by and among the Company, Thiokol Corporation, Thiokol Holding Corporation and Carlyle-Blade Acquisition Partners, L.P.

4.5 Corporate Agreement dated as of December 2, 1997 by and among the Company, Thiokol Corporation and Thiokol Holding Corporation.

4.6 Registration Rights Agreement dated as of December 2, 1997 by and between the Company and Carlyle-Blade Acquisition Partners, L.P.

4.7 Registration Rights Agreement dated as of December 7, 1995, among Howmet Corporation, BT Securities Corporation, and Lehman Brothers, Inc. (incorporated herein by reference to Exhibit 4.1 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.8(a) Indenture dated as of December 7, 1995 between Howmet Corporation and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 4.2(a) to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.8(b) Supplemental Indenture dated as of December 13, 1995 between Howmet Corporation and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to Amendment no. 2 to Howmet Corporation's Registration Statement on Form S-4 filed April 1, 1996 (registration no. 333-00200)).

4.8(c) Supplemental Indenture dated as of December 15, 1997 supplementing Indenture dated December 7, 1995 between Howmet Corporation, as Issuer and Marine Midland Bank, as Trustee.

4.9 Copies of the executed original 10% Senior Subordinated Notes due 2003 of Howmet Corporation (the "Original Notes"), authenticated and delivered by Marine Midland Bank as Trustee on December 7, 1995 (incorporated herein by reference to Exhibit 4.4 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

4.10 Form of 10% Senior Subordinated Notes due 2003 of Howmet Corporation offered in exchange for the Original Notes (included in Exhibit 4.8(a)).

4.11 Credit Agreement dated as of December 16, 1997 among Howmet Corporation, various institutions as Lenders, ABN AMRO Bank N.V. and Bankers Trust Company as Co-Documentation Agents, and The First National Bank of Chicago as Agent, together with certain collateral documents attached thereto as exhibits, including the Pledge Agreements among Howmet Ltd. and, Howmet S.A., Howmet Corporation, and the First National Bank of Chicago.

4.12 Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 among Blade Receivables Corporation as Transferor, Howmet Corporation as Servicer and Manufacturers and Traders Trust Company as Trustee together with certain collateral documents attached thereto as exhibits, including the Amended and Restated Receivables Purchase Agreement dated as of April 18, 1996 between Howmet Corporation and certain subsidiaries of Howmet Corporation, as Settlors, and Blade Receivables Corporation as Buyer (incorporated herein by reference to Exhibit 4.7 to Howmet Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997.)

4.13 Repurchase Agreement dated May 16, 1997 (under the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 16, 1996 (Exhibit 4.12)), among Howmet Corporation, Howmet Cercast (U.S.A.), Inc., Howmet Refurbishment, Inc., Howmet-Tempcraft, Inc., Turbine Components Corporation, Blade Receivables Corporation, and Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

4.14 Amending Agreement dated August 29, 1997 (amending the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 (Exhibit 4.12)) among Blade Receivables Corporation, Howmet Corporation, Manufacturers and Traders Trust Company, as Trustee, Falcon Asset Securitization Corporation, Alpine Securitization Corp., Credit Suisse First Boston, New York Branch, and The First National Bank of Chicago, as Agent for Falcon Asset Securitization Corporation and Alpine Securitization Corp. (incorporated herein by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

4.15(a) Form of Amended Series A Note Due 1999 (incorporated herein by reference to Exhibit 4.16(a) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.15(b)  Form of Series B Note Due 1999 (incorporated herein by reference to
         Exhibit 4.16(b) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.15(c) Form of Amendment No. 1 to Series B Notes (incorporated herein by reference to Exhibit 4.16(c) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.15(d) Form of Amended and Restated Series B Note Due 1999 (incorporated herein by reference to Exhibit 4.16(d) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.15(e) Form of Amended Series C Note Due 1999 (incorporated herein by reference to Exhibit 4.16(e) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

10.1 Howmet Corporation Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.2 Howmet Restructuring Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.3 Howmet Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.4 Howmet Corporation Transaction Incentive Payments Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.5 Howmet Corporation Enhanced Bonus Program for Employees Grade 22 and Above (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.6 1986 Howmet Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996
         (registration no. 333-00200)).

10.7 Howmet Corporation 1995 Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.8 Employment Agreement dated October 4, 1995, between Howmet Corporation and Mark Lasker (incorporated herein by reference to Exhibit 10.11 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.9 Employment Agreement dated October 4, 1995, between Howmet Corporation and James Stanley (incorporated herein by reference to Exhibit 10.13 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.10 Employment Agreement dated October 4, 1995, between Howmet Corporation and David Squier (incorporated herein by reference to Exhibit 10.17 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.11 Employment Agreement dated July 1, 1984, between Howmet Turbine Components Corporation and B. Dennis Albrechtsen (incorporated herein by reference to Exhibit 10.18 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.12 Letter Agreement regarding payment of life insurance between Howmet Corporation and David L. Squier (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.13(a) Tax Sharing Agreement among Howmet Corporation, Howmet Management
         Services, Inc., Howmet-Tempcraft, Inc., Howmet Thermatech Canada, Inc., Howmet Transport Services, Inc., Howmet Sales, Inc., Howmet Refurbishment, Inc., Turbine Components Corporation, Blade Receivables Corporation, a Nevada corporation, and Howmet Cercast (USA), Inc., dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(a) to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.13(b) Tax Sharing Agreement among Blade Acquisition Corp., Pechiney
         Corporation, Howmet Insurance Co., Inc., Howmet Corporation and all of its directly and indirectly owned subsidiaries, dated as of December 13, 1995 (incorporated herein by reference to Exhibit 10.20(b) to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.14 Amended and Restated Management Agreement between Howmet Corporation and TCG Holdings, L.L.C., dated as of December 2, 1997.

10.15 Assignment and Assumption Agreement between Howmet Holdings Acquisition Corp. and Howmet Acquisition Corp., dated as of December 6, 1995 and Indemnification Provisions of the Stock Purchase Agreement among Pechiney, Pechiney International S.A., Howmet Cercast S.A. and Blade Acquisition Corp., dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.16 Revised Employment Letter dated February 13, 1996, between Howmet Corporation and John C. Ritter (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to Howmet Corporation's Registration Statement on Form S-4 filed June 11, 1996 (registration no. 333-00200)).

10.17    Stock Appreciation Right Agreement between Howmet Corporation and David
         L. Squier dated May 17, 1996 (incorporated herein by reference to
         Exhibit 10.24 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

10.18 Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated May 17, 1996 (incorporated herein by reference to Exhibit
         10.25 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

10.19 Stock Appreciation Right Agreement between Howmet Corporation and Marklin Lasker dated May 17, 1996 (incorporated herein by reference to
         Exhibit 10.26 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996.)

10.20    Stock Appreciation Right Agreement between Howmet Corporation and John
         C. Ritter dated May 17, 1996 (incorporated herein by reference to
         Exhibit 10.27 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.21 Stock Appreciation Right Agreement between Howmet Corporation and B. Dennis Albrechtsen dated May 17, 1996 (incorporated herein by reference to Exhibit 10.29 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).


10.22 Howmet Corporation Amended and Restated Special 1995 Executive Deferred Compensation Plan effective as of November 1, 1995 (incorporated herein by reference to Exhibit 10.30 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28,
         1996).

10.23 The Howmet Corporation Nonqualified Deferred Compensation Trust dated April 29, 1996 (incorporated herein by reference to Exhibit 10.31 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.24 Howmet International Inc. 1997 Stock Awards Plan (incorporated herein by reference to Exhibit 10.27 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

10.25 Intercompany Services Agreement between the Company and Thiokol Corporation dated December 2, 1997.

10.26 Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and David L. Squier dated November 1997.

10.27 Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and Marklin Lasker dated November 10, 1997.

10.28 Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated November 10, 1997.

10.29 Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and John C. Ritter dated November 1997.

10.30 Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and B. Dennis Albrechtsen dated November 8, 1997.

13       Portions of the 1997 Annual Report to Stockholders of the Company.

21       List of Significant Subsidiaries

23       Consent of Ernst & Young LLP, Independent Auditors

27.1     Financial Data Schedule

99.1 Cautionary Statement for Purposes of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995

(B)  REPORTS ON FORM 8-K

  No reports on Form 8-K were filed by the Company during the last quarter of 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOWMET INTERNATIONAL INC.


Dated: March 20, 1998                 By:    /s/ John C. Ritter
                                          -----------------------------------
                                             John C. Ritter
                                             Senior Vice President and Chief
                                             Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        NAME                        TITLE                          DATE
        ----                        -----                          ----


/s/ James R. Wilson         Chairman of the Board and        February 9, 1998
-------------------          Director
James R. Wilson


/s/ David L. Squier         Director, President and Chief    February 9, 1998
-------------------          Executive Officer (principal
David L. Squier              executive officer)


/s/ John C. Ritter          Senior Vice President and        February 9, 1998
------------------           Chief Financial Officer
John C. Ritter               (principal financial officer)


/s/ George T. Milano        Corporate Controller             February 9, 1998
--------------------         (principal accounting officer)
George T. Milano


/s/ William E. Conway, Jr.  Director                         February 9, 1998
--------------------------
William E. Conway, Jr.


/s/ Richard L. Corbin       Director                         February 9, 1998
---------------------
Richard L. Corbin


/s/ Edsel D. Dunford        Director                         February 9, 1998
--------------------
Edsel D. Dunford


/s/ James R. Mellor         Director                         February 9, 1998
-------------------
James R. Mellor


/s/ D. Larry Moore          Director                         February 9, 1998
------------------
D. Larry Moore


/s/ James D. Woods          Director                         February 9, 1998
------------------
James D. Woods

                       REPORT OF INDEPENDENT ACCOUNTANTS

11 July 1996

To the Board of Directors of Howmet Limited

  We have audited the balance sheet of Howmet Limited ("the Company") as of 31 December 1995, and the related profit and loss account and statements of changes in cash flows and changes in shareholders' equity for the year ended 31 December 1995, all expressed in pounds sterling and prepared on the basis set forth in the financial statements (not separately presented herein). Those financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with United Kingdom generally accepted auditing standards which do not differ in any material respect from auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at 31 December 1995 and the results of the Company's operations and its cash flows for the year ended 31 December 1995 in conformity with generally accepted accounting principles in the United Kingdom.



/s/ Price Waterhouse
Bristol, England

                    AUDITOR'S REPORT ON THE ANNUAL ACCOUNTS

                         (YEAR ENDED DECEMBER 31, 1995)


To the Stockholders
Howmet SA
68 Rue du Moulin du Cage
92230 Gennevilliers

  The following report is a free translation of the statutory auditor's report issued in France except with respect to the reference to generally accepted auditing standards in the United States (see paragraph 1, below).

  In accordance with the terms of our appointment by the General Meeting, we hereby present our report for the year ended December 31, 1995 on:

  - the audit of the annual accounts (balance sheet and income statement) of Howmet SA (not separately presented herein);

  -  the specific procedures and disclosures required by law.

  The Board of Directors is responsible for the preparation of the annual accounts. Our responsibility is to express an opinion on these accounts based on our audit.

1.  OPINION ON THE ANNUAL ACCOUNTS

  We conducted our audit in accordance with generally accepted auditing standards (GAAS) in France (which are substantially similar to generally accepted auditing standards in the United States). These standards require the auditor to perform such tests and procedures as give reasonable assurance that the annual accounts are free from material misstatement. An audit includes examination, on a test basis, of evidence relevant to the information contained in these accounts. It also includes an assessment of the accounting policies used and of significant estimates made by the Board of Directors in the preparation of the annual accounts, and an evaluation of the overall adequacy of the presentation of these accounts. We believe that our audit provides a reasonable basis for the opinion expressed below.

  In our opinion, the annual accounts have been properly prepared and present fairly the company's results for the year ended December 31, 1995, and its assets, liabilities and financial position as at that date in accordance with accounting principles generally accepted in France.

2.  SPECIFIC PROCEDURES AND DISCLOSURES

  We have also performed the specific procedures required by the law, in accordance with auditing standards.

  We have no comments to make on the fair presentation or on the consistency with the annual accounts of the information given in the Management Report of the Board of Directors or in documents sent to the stockholders on the company's financial position and annual accounts.

  In accordance with the law, we have ensured that the necessary disclosures on acquisitions of participating and controlling interests and on the identity of stockholders have been provided in the Management Report.

Signed in Paris on May 23, 1996

The Auditor
/s/ Befec-Price Waterhouse

                    AUDITOR'S REPORT ON THE ANNUAL ACCOUNTS

                         (YEAR ENDED DECEMBER 31, 1995)


To the Stockholders
CIRAL SNC
ZAC de la Presaie
53600 Evron

  The following report is a free translation of the statutory auditor's report issued in France except with respect to the reference to generally accepted auditing standards in the United States (see paragraph 1, below).

  In accordance with the terms of our appointment by the General Meeting, we hereby present our report for the year ended December 31, 1995 on:

  - the audit of the annual accounts (balance sheet and income statement) of Ciral SNC (not separately presented herein);

  -  the specific procedures and disclosures required by law.

  The manager is responsible for the preparation of the annual accounts. Our responsibility is to express an opinion on these accounts based on our audit.

1.  OPINION ON THE ANNUAL ACCOUNTS

  We conducted our audit in accordance with generally accepted auditing standards (GAAS) in France (which are substantially similar to generally accepted auditing standards in the United States). These standards require the auditor to perform such tests and procedures as to give reasonable assurance that the annual accounts are free from material misstatement. An audit includes examination, on a test basis, of evidence relevant to the information contained in these accounts. It also includes an assessment of the accounting policies used and of significant estimates made by the manager in the preparation of the annual accounts, and an evaluation of the overall adequacy of the presentation of these accounts. We believe that our audit provides a reasonable basis for the opinion expressed below.

  In our opinion, the annual accounts have been properly prepared and present fairly the company's results for the year ended December 31, 1995, and its assets, liabilities and financial position as at that date in accordance with accounting principles generally accepted in France.

2.  SPECIFIC PROCEDURES AND DISCLOSURES

  We have also performed the specific procedures required by the law, in accordance with auditing standards.

  We have no comments to make on the fair presentation or on the consistency with the annual accounts of the information given in the Management Report of the manager or in documents sent to the stockholders on the company's financial position and annual accounts.

Signed in Paris on May 15, 1996

The Auditor
/s/ Befec-Price Waterhouse

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                  HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           DECEMBER 31,

                                                                    1997                   1996
                                                            -------------------    -------------------
ASSETS
Current deferred income taxes                                     $  1.0                  $   -
Investment in subsidiaries                                         327.6                   273.7
                                                           ---------------------   ------------------
Total assets                                                      $328.6                  $273.7
                                                           =====================   ==================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current accrued liabilities                                       $  2.9                   $  -
Redeemable preferred stock                                          60.0                     54.9
Stockholders' equity                                               265.7                    218.8
                                                           ---------------------   ------------------
Total liabilities, redeemable preferred stock and
 stockholders' equity                                             $328.6                   $273.7
                                                           =====================   ==================

               See notes to the condensed financial statements.

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                  HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                                                                       PERIOD FROM
                                                                                                     OCTOBER 11, 1995
                                                                YEAR ENDED DECEMBER 31,              (INCEPTION) TO
                                                              1997                   1996           DECEMBER 31, 1995
                                                     --------------------   --------------------   --------------------

Public stock offering costs                                 $(2.9)                  $ -                    $ -
Income tax benefit                                            1.0                     -                      -
Equity in earnings of subsidiaries before
 extraordinary item                                          73.9                    25.6                    -
                                                     --------------------   --------------------   --------------------
Income before extraordinary item                             72.0                    25.6                    -
Extraordinary item subsidiary's loss on early
 retirement of debt, net of income taxes of $7.9            (12.3)                    -                      -

                                                     --------------------   --------------------   --------------------

Net income                                                   59.7                    25.6
Payment-in-kind dividends on redeemable
 preferred stock                                             (5.1)                   (4.6)                  (.2)
                                                     --------------------   --------------------   --------------------
Net income (loss) applicable to common stock                $54.6                   $21.0                  $(.2)
                                                     ====================   ====================   ====================

Per common share amounts, basic and diluted:
  Income before extraordinary item                          $ .67                   $ .21                  $ -
  Extraordinary item                                         (.12)                     -                     -
                                                     --------------------   --------------------   --------------------
  Net income                                                $ .55                   $ .21                  $ -
                                                     ====================   ====================   ====================


                See notes to the condensed financial statements.

               SCHEDULE I - CONDENSED FINANCIAL  INFORMATION OF
                  HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

In the parent company only financial statements, Howmet International Inc.'s ("HII") investments in its wholly-owned subsidiaries are stated at cost plus the undistributed earnings and cumulative translation adjustments of the subsidiaries, net of a $4 million payable to a subsidiary.

The parent company only financial statements should be read in conjunction with HII's consolidated financial statements, included elsewhere in this Form 10K.

2.  CONTINGENCIES

HII's wholly-owned subsidiary, Howmet Corporation, has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and Howmet Corporation is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between Howmet Corporation and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. Howmet Corporation has recorded a $2 million long-term liability as of December 31, 1997 and 1996 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a one year period. The indemnification discussed below applies to the costs associated with this matter.

In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, Howmet Corporation has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at eleven on-site and off-site locations. At December 31, 1997 and 1996, $4.4 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters.

In connection with the acquisition by HII of Howmet Corporation's parent holding company, Howmet Holdings Corporation, and the Cercast group of companies (the "Acquisition"), Pechiney, S.A. indemnified HII for environmental liabilities relating to Howmet Corporation and stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the aforementioned environmental matters. It is highly probable that changes in any of the aforementioned accrued liabilities will result in an equal change in the amount receivable from Pechiney, S.A. pursuant to this indemnification.

In addition to the above environmental matters, and unrelated to Howmet Corporation, Howmet Holdings Corporation, HII's wholly-owned subsidiary, and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $8 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify HII for such liabilities. HII has assigned this indemnification to Howmet Holdings Corporation. In connection with these environmental matters, Howmet Holdings Corporation recorded a $29.3 million liability and an equal $29.3 million receivable from Pechiney, S.A. as of December 31, 1997 and $24.7 million for both the liability and receivable as of December 31, 1996.

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                  HOWMET INTERNATIONAL INC. (PARENT COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

2.  CONTINGENCIES (CONTINUED)

Estimated environmental costs are not expected to materially impact the financial position or the results of HII's subsidiaries' operations in future periods. However, environmental clean-up periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

3.  CASH FLOWS INFORMATION

HII had no cash flows for the years ended December 31, 1997 and 1996. In the October 11, 1995 to December 31, 1995 period, HII: (i) received $50 million from the issuance of redeemable preferred stock, (ii) received $200 million from the issuance of common stock, (iii) returned $4 million to common stockholders and (iv) invested $246 million in its subsidiaries.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           HOWMET INTERNATIONAL INC.
                             (DOLLARS IN MILLIONS)


                                                          CHARGED TO
                                        BALANCE AT          COSTS        CHARGED TO      DEDUCTIONS    BALANCE AT
           DESCRIPTION              BEGINNING OF PERIOD  AND EXPENSES  OTHER ACCOUNTS  FROM RESERVES  END OF PERIOD
----------------------------------  -------------------  ------------  --------------  -------------  -------------

HOWMET INTERNATIONAL INC. CONSOLIDATED:
  FOR THE YEAR ENDED DECEMBER 31, 1997
Reserves:
 Accounts Receivable                      $ 5.6              6.0            (.7)             (6.5)        $ 4.4
 Inventories                              $ 7.3              6.7           (1.9)             (4.6)        $ 7.5
 Deferred income tax
  valuation allowance                     $22.2             (1.6)          (1.3)             (1.3) (a)    $18.0

  FOR THE YEAR ENDED DECEMBER 31, 1996
Reserves:
 Accounts Receivable                      $ 8.2              4.4                             (7.0)        $ 5.6
 Inventories                              $12.0              4.5           (2.2)             (7.0)        $ 7.3
 Deferred income tax
  valuation allowance                     $26.4             (2.2)          (1.1)              (.9) (a)    $22.2

  PERIOD DECEMBER 14, 1995 TO DECEMBER 31, 1995
Reserves:
 Accounts Receivable                      $ 8.3               -             (.1)                -         $ 8.2
 Inventories                              $ 8.6              1.2            2.2                 -         $12.0
 Deferred income tax
  valuation allowance                     $26.3               .1             -                  -         $26.4

HOWMET PREDECESSOR COMPANY COMBINED:
  PERIOD JANUARY 1, 1995 TO DECEMBER 13, 1995
Reserves:
 Accounts Receivable                      $ 6.1              1.3            1.9              (1.0)        $ 8.3
 Inventories                              $ 5.1              7.9           (1.3)             (3.1)        $ 8.6
 Deferred income tax
  valuation allowance                     $18.0              8.3             -                  -         $26.3


(a)  Expired net operating loss ("NOL").
(b) Amounts for periods prior to 1997 have been adjusted to include valuation allowances for state NOLs and to exclude intercompany profit elimination reserves previously presented herein.