Form 10-Q
period 1998-03-31
HOWMET INTERNATIONAL INC
filed 1998-05-12
CIK 1047378

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


                         Commission file Number 1-13645


                           HOWMET INTERNATIONAL INC.


Incorporated in the State of Delaware           I.R.S. Employer Identification
                                                       No. 52-1946684

                    475 Steamboat Road, Greenwich, CT  06830

                       Telephone Number:  (203) 661-4600


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

      COMMON STOCK, $0.01 PAR VALUE, AS OF MAY 11, 1998 : 100,000,000 SHARES

                           Howmet International Inc.
                         Quarterly Report on Form 10-Q
                                 March 31, 1998


                               TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

          Consolidated Statements of Operations - Three months ended
           March 31, 1998 and 1997                                            3

          Consolidated Condensed Balance Sheets - March 31, 1998 and
           December 31, 1997                                                  4

          Consolidated Statements of Cash Flows - Three months ended
           March 31, 1998 and 1997                                            5

          Consolidated Statements of Common Stockholders' Equity
           and Redeemable Preferred Stock - Three months ended
           March 31, 1998 and 1997                                            6

          Notes to Consolidated Financial Statements                          7

Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11


Part II.  OTHER INFORMATION

Item 5 -- Other Information                                                  14
Item 6 -- Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                   15

PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                           Howmet International Inc.

                 Consolidated Statements of Income (Unaudited)

                (Dollars in millions, except per share amounts)




                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                1998                     1997
----------------------------------------------------------------------------------------------------

Net sales                                                      $328.4                   $312.6

Operating expenses:
     Cost of sales                                              231.5                    220.0
     Selling, general and administrative expense                 32.6                     36.5
     Depreciation and amortization expense                       14.4                     14.4
     Research and development expense                             5.1                      5.9
                                                              -------                  -------
                                                                283.6                    276.8
                                                              -------                  -------

Income from operations                                           44.8                     35.8

Interest income (expense) from Restricted Trust and
 Pechiney Notes, net (Note C)                                     -                        -
Interest income                                                    .4                       .4
Interest expense                                                 (3.8)                    (8.0)
Other, net                                                        (.6)                     (.7)
                                                              -------                  -------

Income before income taxes                                       40.8                     27.5
Income taxes                                                     16.3                     12.0
                                                              -------                  -------

Net income                                                       24.5                     15.5

Dividends on redeemable preferred stock                          (1.4)                    (1.2)
                                                              -------                  -------
Net income applicable to common stock                          $ 23.1                   $ 14.3
                                                              =======                  =======
Net income per common share, basic and diluted                 $  .23                   $  .14
                                                              =======                  =======


See notes to consolidated financial statements.

                           Howmet International Inc.

                     Consolidated Condensed Balance Sheets

                  (Dollars in millions, except share amounts)

                                                                          March 31,     December 31,
                                                                            1998            1997
----------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                 $   21.9         $   45.4
 Accounts receivable (less allowance of $4.3 and $4.4)                         89.1             78.7
 Inventories                                                                  155.8            155.5
 Retained receivables                                                          48.0             20.2
 Deferred income taxes                                                         15.0             16.3
 Other current assets                                                           3.0              3.9
 Restricted Trust (a)                                                         727.4               -
                                                                          ---------        ---------
Total current assets                                                        1,060.2            320.0

Property, plant and equipment, net                                            285.5            275.5
Goodwill, net                                                                 224.9            226.5
Patents and technology and other intangible assets, net                       115.6            118.4
Other noncurrent assets                                                        54.4             53.8
Restricted Trust (a)                                                            -              716.4
                                                                          ---------        ---------
Total assets                                                               $1,740.6         $1,710.6
                                                                          =========        =========



Liabilities, redeemable preferred stock and stockholders' equity
Current liabilities:
 Accounts payable                                                          $   70.8         $   84.2
 Accrued liabilities                                                          134.1            145.1
 Income taxes payable                                                          44.3             28.2
 Pechiney Notes (a)                                                           727.4               -
                                                                           ---------        ---------
Total current liabilities                                                     976.6            257.5

Accrued retiree benefits other than pensions                                   94.5             93.1
Other noncurrent liabilities                                                  112.0            106.1
Deferred income taxes                                                            .6              3.4
Long-term debt, excluding the Pechiney Notes                                  206.7            208.4
Pechiney Notes (a)                                                              -              716.4

Commitments and contingencies (Note G)

Redeemable preferred stock, 9% payment-in-kind dividends,
 $.01 par value, liquidation value - $10,000 per share,
 authorized - 15,000 shares, issued and outstanding:
 March 31, 1998 - 6,136 shares, December 31, 1997 - 6,001 shares               61.4             60.0

Stockholders' equity:
 Preferred stock, authorized - 9,985,000 shares, issued and
  outstanding - 0 shares                                                        -                -
 Common stock, $.01 par value, authorized - 400,000,000 shares,
  issued and outstanding - 100,000,000 shares                                   1.0              1.0
 Capital surplus                                                              195.0            195.0
 Retained earnings                                                             98.4             75.3
 Accumulated other comprehensive income (Cumulative translation
  adjustment)                                                                  (5.6)            (5.6)
                                                                          ---------        ---------
Total stockholders' equity                                                    288.8            265.7
                                                                          ---------        ---------
Total liabilities, redeemable preferred stock and stockholders'
  equity                                                                   $1,740.6         $1,710.6
                                                                          =========        =========

(a) The Restricted Trust holds a note receivable from Pechiney, S.A. and related letters of credit that secures Pechiney, S.A.'s agreement to repay the Pechiney Notes due January 2, 1999. Management believes that it is extremely remote that the Company will use any assets other than those in the Restricted Trust to satisfy any payments related to the Pechiney Notes. See Note C.

See notes to consolidated financial statements.

                           Howmet International Inc.

               Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in millions)




                                                             Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                              1998        1997
-------------------------------------------------------------------------------
Operating activities
--------------------
Net income                                                   $ 24.5      $ 15.5
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                14.5        15.3
  Equity in income of unconsolidated affiliates                 (.4)        (.2)
  Changes in assets and liabilities:
   Receivables                                                (37.8)      (23.2)
   Inventories                                                   .1        (2.2)
   Accounts payable and accrued liabilities                   (25.1)      (16.3)
   Deferred income taxes                                       (1.7)         .7
   Income taxes payable                                        16.0         9.0
   Long-term SARs accrual                                      (2.4)        7.9
   Other - net                                                  6.9         5.1
                                                            -------     -------
      Net cash (used) provided by operating activities         (5.4)       11.6

Investing activities
--------------------
Purchases of property, plant and equipment                    (16.6)       (8.0)
                                                            -------     -------
      Net cash used by investing activities                   (16.6)       (8.0)

Financing activities
--------------------
Issuance of long-term debt                                     33.6        80.4
Repayment of long-term debt                                   (35.2)      (98.2)
Foreign currency rate changes                                    .1        (1.4)
                                                            -------     -------
      Net cash used by financing activities                    (1.5)      (19.2)
                                                            -------     -------
Decrease in cash and cash equivalents                         (23.5)      (15.6)

Cash and cash equivalents at beginning of period               45.4        23.4
                                                            -------     -------
Cash and cash equivalents at end of period                   $ 21.9      $  7.8
                                                            =======     =======


See notes to consolidated financial statements.

                           Howmet International Inc.

            Consolidated Statements of Common Stockholders' Equity
                        and Redeemable Preferred Stock

                  (Dollars in millions, except share amounts)



                                                                                 Accumulated        Total         Redeemable
                                         Common Stock                               Other           Common      Preferred Stock
                                      -------------------  Capital  Retained    Comprehensive   Stockholders'   ---------------
                                        Shares     Amount  Surplus  Earnings   Income (Note D)      Equity      Shares   Amount
                                      -----------  ------  -------  ---------  ---------------  --------------  -------  ------
Balance, December 31, 1996            100,000,000    $1.0   $195.0     $20.7        $ 2.1            $218.8       5,490   $54.9
                                                                                                   --------
Comprehensive income (Note D):
 Net income                                                             15.5                           15.5
 Other comprehensive income
 (Foreign exchange translation
  adjustment)                                                                        (7.4)             (7.4)
                                                                                                   --------
 Total comprehensive income                                                                             8.1
                                                                                                   --------
Dividends - redeemable
 preferred stock                                                        (1.2)                          (1.2)        124     1.2
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997               100,000,000    $1.0   $195.0     $35.0        $(5.3)           $225.7       5,614   $56.1
===============================================================================================================================



Balance, December 31, 1997            100,000,000    $1.0   $195.0     $75.3        $(5.6)           $265.7       6,001   $60.0
                                                                                                   --------
Comprehensive income (Note D):
 Net income                                                             24.5                           24.5
 Other comprehensive income
 (Foreign exchange translation
  adjustment)                                                                         -                 -
                                                                                                   --------
 Total comprehensive income                                                                            24.5
                                                                                                   --------
Dividends - redeemable
 preferred stock                                                        (1.4)                          (1.4)        135     1.4
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998               100,000,000    $1.0   $195.0     $98.4        $(5.6)           $288.8       6,136   $61.4
===============================================================================================================================

See notes to consolidated financial statements.

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


A.  BASIS OF PRESENTATION

Cordant Technologies Inc. (name changed from Thiokol Corporation on May 5, 1998) owns 62% of the Company's common shares; Carlyle-Blade Acquisition Partner, L.P., an affiliate of The Carlyle Group owns 22.65% and the public owns 15.35%. Cordant Technologies Inc. ("Cordant") also owns all of the outstanding preferred stock.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1997 has been derived from the Company's audited financial statements at that date. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997.


B.  INVENTORIES

Inventories are summarized as follows (in millions):

                                        March 31,            December 31,
                                          1998                   1997
                                  ------------------     ------------------

Raw materials and supplies              $ 61.5                 $ 62.0
Work in progress                          73.1                   61.5
Finished goods                            25.0                   35.4
                                  ------------------     ------------------
FIFO inventory                           159.6                  158.9
LIFO valuation adjustment                 (3.8)                  (3.4)
                                  ------------------     ------------------
                                        $155.8                 $155.5
                                  ==================     ==================

At March 31, 1998 and December 31, 1997, inventories include $120.4 million and $122.7 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


C.  RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE

In 1988, Pechiney Corporation, as a wholly-owned subsidiary of Pechiney, S.A., issued indebtedness maturing in 1999 (the "Pechiney Notes") to third parties in connection with the purchase of American National Can Company. As a result of the acquisition by the Company of Pechiney Corporation (now named Howmet Holdings Corporation, "Holdings") and the Cercast Group of companies, Holdings became a wholly-owned subsidiary of the Company. The Pechiney Notes remained at Holdings, but Pechiney, S.A., which retained American National Can Company, agreed with the Company to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney, S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney, S.A. note was deposited in a trust for the benefit of Holdings (the "Restricted Trust"). If Pechiney, S.A. fails to make any payments required by its note, the trustee under the Restricted Trust (the "Trustee")

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)

C.  RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE (Continued)

has irrevocable letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Banque Nationale de Paris ("BNP"), a French bank which has an A+ credit rating from Standard & Poors Ratings Group ("S&P"), to draw upon to make such payments. In the event that there is an impediment to a draw under the BNP letters of credit held by the Trustee, the Trustee has substantially identical "back-up" letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Caisse des Depots et Consignations, a French bank which has an AAA credit rating from S&P. In addition, the holders of the Pechiney Notes have a third set of letters of credit (also issued by BNP), which can be drawn upon by such holders in the event that principal and/or interest payments on the Pechiney Notes are not made. Pechiney, S.A. is solely responsible as reimbursement party for draws under the various letters of credit referenced above, and by agreement with the banks neither Holdings nor the Company has any responsibility therefor. However, Holdings remains liable as the original issuer of the Pechiney Notes in the event that Pechiney, S.A. and both banks fail to meet their obligations under their respective letters of credit. Management believes that it is extremely remote that the Company will be required to use any of its assets other than those in the Restricted Trust to satisfy any payments due on or in connection with the Pechiney Notes. Upon repayment of the Pechiney Notes, the Restricted Trust terminates and any assets of the Restricted Trust are to be returned to Pechiney, S.A.

The Pechiney Notes are due on January 2, 1999 and may not be prepaid prior to that date. Interest is at three-month LIBOR plus 25 basis points (6.32% for the quarter ended March 31, 1998). Interest is paid quarterly and was paid shortly after the end of both the 1998 and 1997 quarters. Interest expense on these notes was $11 million and $10.4 million for the quarter ended March 31, 1998 and 1997, respectively. Interest income from the Restricted Trust for the aforementioned periods was equal to the interest expense and is netted in these financial statements.

D.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report comprehensive income which is net income plus other comprehensive income. For the Company, the only item included in other comprehensive income is the change in foreign currency translation adjustments. SFAS No. 130 also requires the Company to report accumulated other comprehensive income in the stockholders' equity section of the consolidated condensed balance sheet. The adoption of SFAS No. 130 does not change the amount reported as net income nor the total amount of stockholders' equity; however, it does change the presentation of stockholders' equity. The amount previously presented as cumulative translation adjustment in the stockholders' equity section of the consolidated condensed balance sheets is now captioned accumulated other comprehensive income. Prior financial statements have been recaptioned to conform to the requirement of SFAS No. 130.

Total comprehensive income, as disclosed in the Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock, amounted to $24.5 million and $8.1 million, for the first quarter of 1998 and 1997, respectively.


E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,000,000). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (189,249 for the quarter ended March 31, 1998).

All 1997 share and per share data have been retroactively restated to reflect the October 1997, 10,000-to-1 stock split.

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


F.  OTHER INFORMATION

Selling, general and administrative expense for the quarter ended March 31, 1998 included $2.7 million and $1.4 million of pre-tax expense recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan and the Cordant Options (formerly "Thiokol Options"), respectively. The comparable 1997 quarter included $7.9 million of expense related to the SARs plan and no expense for the Cordant Options. Partially offsetting the 1997 adverse effect on income before income taxes was a $3.4 million benefit from finalization of a pricing adjustment with a customer that did not occur in 1998 and is not expected to recur in the future.

The Company paid interest of $4.0 million and $6.7 million, during the respective 1998 and 1997 first quarters.

The Company paid income taxes, net of refunds, of $2.6 million and $2.0 million, during the respective 1998 and 1997 first quarters.


G.  CONTINGENCIES

The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey plant which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of March 31, 1998 and December 31, 1997 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a year. The indemnification discussed below applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at the Company's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous types of materials at eight other on-site and off-site waste disposal facilities. The Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At March 31, 1998 and December 31, 1997 $4.3 million and $4.4 million of accrued environmental liabilities are included in the consolidated condensed balance sheets for these eight sites.

In connection with the acquisition by the Company of Howmet Corporation's parent holding company, Howmet Holdings Corporation and the Cercast Group of companies ("the Acquisition"), Pechiney, S.A. indemnified the Company for environmental liabilities relating to Howmet Corporation and stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the aforementioned environmental matters. It is highly probable that changes in any of the aforementioned accrued liabilities will result in an equal change in the amount receivable from Pechiney, S.A. pursuant to this indemnification.

In addition to the above environmental matters, and unrelated to Howmet Corporation, Holdings and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $8 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities. In connection with these environmental matters, the Company recorded a $29.3 million liability and an equal $29.3 million receivable from Pechiney, S.A. at March 31, 1998 and December 31,1997. Pechiney, S.A. is currently funding amounts related to these liabilities.

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


G.  CONTINGENCIES (Continued)

Estimated environmental costs are not expected to materially impact the financial position or the results of the Company's operations in future periods. However, environmental clean-up periods are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

The Company, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes these are routine in nature and incidental to its operations, and that the outcome of any proceedings to which the Company currently is a party will not have a material adverse effect upon its operations or financial condition.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
         -----------------------------------------------------------------------
         Of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Summary financial information for the quarters ended March 31 follows (in millions):

                                                                      Better/
                                                 1998       1997      (Worse)     Percent
                                              -------------------------------------------
Net Sales                                       $328.4     $312.6       $15.8           5
-----------------------------------------------------------------------------------------

Gross profit                                    $ 96.9     $ 92.6       $ 4.3           5

Selling, general and administrative expense       32.6       36.5         3.9          11
Depreciation and amortization expense             14.4       14.4          -           -
Research and development expense                   5.1        5.9          .8          14
-----------------------------------------------------------------------------------------

Income from operations                            44.8       35.8         9.0          25
Net interest expense                              (3.4)      (7.6)        4.2          55
Other, net                                         (.6)       (.7)         .1          14
Income taxes                                      16.3       12.0        (4.3)        (36)
-----------------------------------------------------------------------------------------

Net income                                      $ 24.5     $ 15.5       $ 9.0          58
=========================================================================================

Earnings per share (basic and diluted)          $  .23     $  .14       $ .09          64
=========================================================================================

Net sales in the 1998 first quarter were 11% higher than in the 1997 first quarter, after excluding, from the 1997 quarter, the sales of the Company's refurbishment business which was sold in September 1997. The 1998 sales increase is due to volume increases. Also affecting first quarter comparability is $3.4 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Gross profit, as reported, was $4.3 million higher in the 1998 quarter than in the 1997 quarter. However, on a comparable basis, 1998 gross profit was $11.1 million higher than 1997, after reducing 1997 gross profit to exclude (i) the gross profit of the sold refurbishment business and (ii) the aforementioned $3.4 million of additional 1997 revenue (which had no associated costs). The principal reason for the 1998 improvement was the effect of volume increases.

Selling, general and administrative expense was $3.9 million lower in the 1998 first quarter than in the 1997 quarter. The decrease was primarily due to lower expense recorded in connection with the Company's Stock Appreciation Rights plan ("SARs"). Expense for SARs in 1998 will continue to be less than in 1997.

Net interest expense was $4.2 million lower in the 1998 first quarter. The principal reason for the reduction was significantly lower debt levels resulting from strong cash generation in the last three quarters of 1997. The other significant contributor to the lower interest expense is the interest rate reductions achieved in the Company's 1997 fourth quarter refinancing.

Income tax expense increased $4.3 million due to higher pre-tax income. The effective income tax rate was 40.0% in the 1998 quarter compared to 43.6% in the 1997 quarter. The lower 1998 effective rate is principally a function of nondeductible expenses representing a lower percentage of estimated annual earnings in 1998 than in 1997.

The impact of the adverse Asian economic condition on the Company is uncertain. To the extent the Asian economic conditions impact the commercial aerospace and industrial gas turbine markets, such impact may affect the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. Based upon the current level of operations, management believes that cash from the aforementioned sources will be adequate to meet the Company's anticipated requirements for working capital, interest payments, capital expenditures and research and development, although there can be no assurance in this regard. To date, cash available after satisfaction of these requirements has been used to voluntarily repay debt prior to mandatory due dates.

At March 31, 1998, there were $7.6 million of standby letters of credit outstanding and $196.4 million of outstanding borrowings under the $300 million revolving credit facility. In the 1998 first quarter, the Company reduced its debt outstanding by $1.6 million.

Capital expenditures in the 1998 first quarter were $16.6 million, and are expected to be approximately $80 million for the current year. The 1998 capital expenditures are for completion of capacity expansions needed to serve the core business, as well as additional expenditures to support new products and process enhancement activities.

Debt, excluding Pechiney Notes, plus redeemable preferred stock as a percentage of total capitalization (debt, excluding Pechiney Notes, plus redeemable preferred stock plus common stockholders' equity) is 48% at March 31, 1998 compared to 50% at December 31, 1997. The current ratio (excluding long-term debt due within one year and Pechiney Notes) at March 31, 1998 was 1.3 and was
1.2 at December 31, 1997. Working capital (excluding long-term debt within one year and Pechiney Notes) was $83.6 million and $62.5 million at March 31, 1998 and December 31, 1997, respectively.

At March 31, 1998 the Company's balance sheet includes $727.4 million of Pechiney Notes and a $727.4 million Restricted Trust asset. See Note C of Notes to Consolidated Financial Statements.


YEAR 2000 COMPLIANCE
--------------------

The Company does not anticipate a disruption in operations as a result of computer software issues associated with the Year 2000. A dedicated team of both Company and contract programmers are actively addressing the Company's Year 2000 compliance issues. Management believes that all data logic problems on the Company's central mainframe and distributed server applications have been identified, and remedial action to correct or replace problematic code is currently underway. Project work on this phase of the effort started in late 1996 and is scheduled to be completed by June 30, 1999.

The Year 2000 compliance team is concurrently working with the various plant facilities to identify and implement any needed changes to both local business applications and shop floor control systems. The inventory and assessment phase of this effort will be completed in the second quarter of 1998. To date no material risk of non-compliance has been identified.

The Company has also initiated formal communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which Howmet's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There can be no guarantee that the systems of other companies on which Howmet's systems rely will be timely converted and would not have an adverse effect on the Howmet systems. However, at this point, no material problems are anticipated.

The Company expects to incur incremental costs for such efforts of $2.5 million, $2.5 million and $.5 million, respectively, for the full years 1998, 1999 and 2000. The Company has also diverted internal resources with an additional annual cost of approximately $.6 million for each of the 1998 and 1999 years.

ENVIRONMENTAL AND OTHER LEGAL MATTERS
-------------------------------------

In view of the indemnification from the Company's previous owners granted in connection with the acquisition described in Note G of Notes to Consolidated Financial Statements, the Company does not expect resolution of environmental matters to have a material effect on its liquidity or results of operations. See Note G of Notes to Consolidated Financial Statements in this Form 10-Q, and
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission for discussion of environmental matters.

The Company, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes these are routine in nature and incidental to its operations, and that the outcome of any proceedings to which the Company currently is a party will not have a material adverse effect upon its operations or financial condition.

NEW ACCOUNTING STANDARD
-----------------------

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requirements will be included in the Company's 1998 annual report.

PART II - OTHER INFORMATION

Item 5.  Other Events
         ------------


                              CAUTIONARY STATEMENT


Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such risks include changing economic and political conditions in the United States and in other countries, including those in Asia. Risks and uncertainties also include but are not limited to changes in governmental laws and regulations, the outcome of environmental matters, the availability and cost of raw materials, and the effects of: (i) aerospace and IGT industry economic conditions, (ii) aerospace industry cyclicality, (iii) a concentrated customer base, (iv) competition and (v) pricing pressures. These and other factors are discussed in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. Actual future results and trends may differ materially from any "forward-looking statements" made herein.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) -- Exhibits
       --------

        4.16 Letter Agreement dated as of March 6, 1998 among Howmet Corporation, as Servicer, Blade Receivables Corporation, as Transferor, Manufacturers and Traders Trust Company, as Trustee, The First National Bank of Chicago, as agent, and Falcon Asset Securitization Corporation, with respect to the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated as of April 18, 1996 (Exhibit 4.12 of the Company's Annual Report on Form 10-K filed on March 26, 1998).

        10.31 Howmet Corporation Second Amended and Restated Special Executive Deferred Compensation Plan dated November 24, 1997.

        27.1   Financial Data Schedule

(b) -- Reports on Form 8-K
       -------------------

       During the quarter ended March 31, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 1998

                                          HOWMET INTERNATIONAL INC.


                                          /s/ John C. Ritter
                                          ------------------
                                          John C. Ritter
                                          Senior Vice President &
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                          /s/ George T. Milano
                                          ---------------------
                                          George T. Milano
                                          Corporate Controller
                                          (Principal Accounting Officer)