Form 10-Q
period 1998-06-30
HOWMET INTERNATIONAL INC
filed 1998-08-10
CIK 1047378

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    Common Stock, $0.01 par value, as of August 5, 1998 : 100,005,356 Shares

                           Howmet International Inc.
                         Quarterly Report on Form 10-Q
                                 June 30, 1998

                               TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

     Consolidated Statements of Income - Three months ended and Six
      months ended June 30, 1998 and 1997                                   3

     Consolidated Condensed Balance Sheets - June 30,
      1998 and December 31, 1997                                            4

     Consolidated Statements of Cash Flows - Six
      months ended June 30, 1998 and 1997                                   5

     Consolidated Statements of Common Stockholders'
      Equity and Redeemable Preferred Stock - Three months
      ended and Six months ended June 30, 1998 and 1997                     6

     Notes to Consolidated Financial Statements                             7

Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11


Part II.  OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders              15
Item 5 -- Other Information                                                15
Item 6 -- Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 17

PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                           Howmet International Inc.

                 Consolidated Statements of Income (Unaudited)

                (Dollars in millions, except per share amounts)


                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                      -----------------------------     ---------------------------
                                                           1998           1997              1998          1997
--------------------------------------------------    -----------------------------     ---------------------------
Net sales                                                   $335.7          $330.4          $664.1          $643.0

Operating expenses:
     Cost of sales                                           235.4           228.0           466.8           449.2
     Selling, general and administrative expense              31.4            36.3            64.1            72.8
     Depreciation and amortization expense                    14.7            14.9            29.1            29.3
     Research and development expense                          4.4             4.0             9.5             8.7
                                                      ------------     -----------     -----------     -----------
                                                             285.9           283.2           569.5           560.0
                                                      ------------     -----------     -----------     -----------

Income from operations                                        49.8            47.2            94.6            83.0

Interest income (expense) from Restricted Trust
 and Pechiney Notes, net (Note C)
Interest income                                                 .3              .3              .8              .7
Interest expense                                              (3.5)           (8.8)           (7.3)          (16.8)
Other, net                                                     (.9)            (.7)           (1.6)           (1.4)
                                                      ------------     -----------     -----------     -----------

Income before income taxes                                    45.7            38.0            86.5            65.5
Income taxes                                                  18.3            15.4            34.6            27.4
                                                      ------------     -----------     -----------     -----------

Net income                                                    27.4            22.6            51.9            38.1

Dividends on redeemable preferred stock                       (1.4)           (1.3)           (2.7)           (2.5)
                                                      ------------     -----------     -----------     -----------


Net income applicable to common stock                       $ 26.0          $ 21.3            49.2            35.6
                                                      ============     ===========     ===========     ===========

Net income per common share, basic and diluted              $  .26          $  .21          $  .49          $  .36
                                                      ============     ===========     ===========     ===========


See notes to consolidated financial statements.

                           Howmet International Inc.

                     Consolidated Condensed Balance Sheets

                  (Dollars in millions, except share amounts)

                                                                                                   June 30,      December 31,
                                                                                                     1998            1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            (Unaudited)
Current assets:
 Cash and cash equivalents                                                                          $   10.1         $   45.4
 Accounts receivable (less allowance of $5.2 and $4.4)                                                  91.2             78.7
 Inventories                                                                                           161.8            155.5
 Retained receivables                                                                                   42.6             20.2
 Deferred income taxes                                                                                   9.0             16.3
 Other current assets                                                                                    2.7              3.9
 Restricted Trust  (a)                                                                                 726.9             --
                                                                                                ------------      -----------
Total current assets                                                                                 1,044.3            320.0

Property, plant and equipment, net                                                                     293.9            275.5
Goodwill, net                                                                                          223.5            226.5
Patents and technology and other intangible assets, net                                                112.5            118.4
Other noncurrent assets                                                                                 56.5             53.8
Deferred income taxes                                                                                    8.1             --
Restricted Trust  (a)                                                                                   --              716.4
                                                                                                ------------      -----------
Total assets                                                                                        $1,738.8         $1,710.6
                                                                                                ============      ===========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                                   $   61.7         $   84.2
 Accrued liabilities                                                                                   142.8            145.1
 Income taxes payable                                                                                   45.2             28.2
 Short-term debt                                                                                        18.9             --
 Pechiney Notes  (a)                                                                                   726.9             --
                                                                                                ------------      -----------
Total current liabilities                                                                              995.5            257.5

Accrued retiree benefits other than pensions                                                            95.4             93.1
Other noncurrent liabilities                                                                           116.6            106.1
Deferred income taxes                                                                                   --                3.4
Long-term debt, excluding the Pechiney Notes                                                           154.0            208.4
Pechiney Notes  (a)                                                                                     --              716.4

Commitments and contingencies (Note G).

Redeemable preferred stock, 9% payment-in-kind dividends, $.01 par value, liquidation value - $10,000 per share, authorized - 15,000 shares,
 issued and outstanding:  June 30, 1998 - 6,269 shares, December 31, 1997 - 6,001 shares                62.7             60.0

Stockholders' equity:
 Preferred stock, authorized - 9,985,000 shares, issued and outstanding - 0 shares                      --               --
 Common stock, $.01 par value, authorized - 400,000,000 shares,
    issued and outstanding - 100,000,000 shares                                                          1.0              1.0
 Capital surplus                                                                                       195.0            195.0
 Retained earnings                                                                                     124.5             75.3
 Accumulated other comprehensive income (Cumulative translation adjustment)                             (5.9)            (5.6)
                                                                                                ------------      -----------
Total stockholders' equity                                                                             314.6            265.7
                                                                                                ------------      -----------
Total liabilities, redeemable preferred stock and stockholders' equity                              $1,738.8         $1,710.6
                                                                                                ============      ===========

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

                           Howmet International Inc.

               Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in millions)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   --------------------
                                                                                      1998        1997
-------------------------------------------------------------------------------------------------------
Operating activities
--------------------
Net income                                                                           $ 51.9     $  38.1
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                                        29.3        32.3
  Equity in income of unconsolidated affiliates                                         (.3)        (.6)
  Changes in assets and liabilities:
   Receivables                                                                        (34.6)      (18.0)
   Inventories                                                                         (6.0)       (3.9)
   Accounts payable and accrued liabilities                                           (26.4)       (9.2)
   Deferred income taxes                                                               (4.2)       (6.2)
   Income taxes payable                                                                18.4        12.5
   Long-term SARs accrual                                                                .2        15.9
   Other--net                                                                           7.7         3.6
                                                                                   --------------------
      Net cash provided by operating activities                                        36.0        64.5

Investing activities
--------------------
Purchases of property, plant and equipment                                            (35.8)      (20.3)
                                                                                   --------------------
      Net cash used by investing activities                                           (35.8)      (20.3)

Financing activities
--------------------
Net change in short-term debt                                                          18.9        --
Issuance of long-term debt                                                             36.6        89.4
Repayment of long-term debt                                                           (91.0)     (152.6)
Foreign currency rate changes                                                           --         (1.4)
                                                                                   --------------------
      Net cash used by financing activities                                           (35.5)      (64.6)
                                                                                   --------------------
Decrease in cash and cash equivalents                                                 (35.3)      (20.4)

Cash and cash equivalents at beginning of period                                       45.4        23.4
                                                                                   --------------------
Cash and cash equivalents at end of period                                           $ 10.1     $   3.0
                                                                                   ====================


See notes to consolidated financial statements.

                           Howmet International Inc.

Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred
                                     Stock

                  (Dollars in millions, except share amounts)

                                                                                  Accumulated        Total         Redeemable
                                          Common Stock                               Other           Common      Preferred Stock
                                       -------------------  Capital  Retained    Comprehensive   Stockholders'   ---------------
                                         Shares     Amount  Surplus  Earnings   Income (Note D)      Equity      Shares   Amount
                                       -----------  ------  -------  ---------  ---------------  --------------  -------  ------
THREE MONTHS ENDED JUNE 30,
---------------------------
Balance, March 31, 1997                100,000,000    $1.0   $195.0    $ 35.0        $(5.3)             $225.7     5,614   $56.1
                                                                                                 -------------
Comprehensive income (Note D):
 Net income                                                              22.6                             22.6
 Other comprehensive income
 (Foreign exchange translation
  adjustment)                                                                          (.8)                (.8)
                                                                                                 -------------
  Total comprehensive income                                                                              21.8
                                                                                                 -------------
Dividends - redeemable
 preferred stock                                                         (1.3)                            (1.3)      125     1.3
--------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                 100,000,000    $1.0   $195.0    $ 56.3        $(6.1)             $246.2     5,739   $57.4
================================================================================================================================

Balance, March 31, 1998                100,000,000    $1.0   $195.0    $ 98.5        $(5.7)             $288.8     6,134   $61.3
                                                                                                 -------------
Comprehensive income (Note D):
 Net income                                                              27.4                             27.4
 Other comprehensive income
 (Foreign exchange translation
  adjustment)                                                                          (.2)                (.2)
                                                                                                 -------------
 Total comprehensive income                                                                               27.2
                                                                                                 -------------
Dividends - redeemable
 preferred stock                                                         (1.4)                            (1.4)      135     1.4
--------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                 100,000,000    $1.0   $195.0    $124.5        $(5.9)             $314.6     6,269   $62.7
================================================================================================================================

SIX MONTHS ENDED JUNE 30,
-------------------------

Balance, December 31, 1996             100,000,000    $1.0   $195.0    $ 20.7        $ 2.1              $218.8     5,490   $54.9
                                                                                                  ------------
Comprehensive income (Note D):
 Net income                                                              38.1                             38.1
 Other comprehensive income
 (Foreign exchange translation
  adjustment)                                                                         (8.2)               (8.2)
                                                                                                  ------------
  Total comprehensive income                                                                              29.9
                                                                                                  ------------
Dividends - redeemable
 preferred stock                                                         (2.5)                            (2.5)      249     2.5
--------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                 100,000,000    $1.0   $195.0    $ 56.3        $(6.1)             $246.2     5,739   $57.4
================================================================================================================================

Balance, December 31, 1997             100,000,000    $1.0   $195.0    $ 75.3        $(5.6)             $265.7     6,001   $60.0
                                                                                                   ------------
Comprehensive income (Note D):
 Net income                                                              51.9                             51.9
 Other comprehensive income
 (Foreign exchange translation
  adjustment)                                                                          (.3)                (.3)
                                                                                                  ------------
 Total comprehensive income                                                                               51.6
                                                                                                  ------------
Dividends - redeemable
 preferred stock                                                         (2.7)                            (2.7)      268     2.7
--------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                 100,000,000    $1.0   $195.0    $124.5        $(5.9)             $314.6     6,269   $62.7
================================================================================================================================


See notes to consolidated financial statements.

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


A.  BASIS OF PRESENTATION

Cordant Technologies Inc. (name changed from Thiokol Corporation on May 5, 1998) owns 62% of the Company's common shares; Carlyle-Blade Acquisition Partners, L.P., an affiliate of The Carlyle Group, owns 22.65% and the public owns 15.35%. Cordant Technologies Inc. ("Cordant") also owns all of the outstanding preferred stock of the Company.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1997 has been derived from the Company's audited financial statements at that date. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997.


B.  INVENTORIES

Inventories are summarized as follows (in millions):

                                          June 30,             December 31,
                                            1998                   1997
                                    ------------------     ------------------

Raw materials and supplies                      $ 62.5                 $ 62.0
Work in progress                                  73.4                   61.5
Finished goods                                    30.4                   35.4
                                    ------------------     ------------------
FIFO inventory                                   166.3                  158.9
LIFO valuation adjustment                         (4.5)                  (3.4)
                                    ------------------     ------------------
                                                $161.8                 $155.5
                                    ==================     ==================

At June 30, 1998 and December 31, 1997, inventories include $121.9 million and $122.7 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

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

has irrevocable letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Banque Nationale de Paris ("BNP"), a French bank, which has an A+ credit rating from Standard & Poors Ratings Group ("S&P"), to draw upon to make such payments. In the event that there is an impediment to a draw under the BNP letters of credit held by the Trustee, the Trustee has substantially identical "back-up" letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Caisse des Depots et Consignations, a French bank, which has an AAA credit rating from S&P. In addition, the holders of the Pechiney Notes have a third set of letters of credit (also issued by BNP), which can be drawn upon by such holders in the event that principal and/or interest payments on the Pechiney Notes are not made. Pechiney, S.A. is solely responsible as reimbursement party for draws under the various letters of credit referenced above, and by agreement with the banks neither Holdings nor the Company has any responsibility therefor.
However, Holdings remains liable as the original issuer of the Pechiney Notes in the event that Pechiney, S.A. and both banks fail to meet their obligations under their respective letters of credit. Management believes that it is extremely remote that the Company will be required to use any of its assets other than those in the Restricted Trust to satisfy any payments due on or in connection with the Pechiney Notes. Upon repayment of the Pechiney Notes, the Restricted Trust terminates and any assets of the Restricted Trust are to be returned to Pechiney, S.A..

The Pechiney Notes are due on January 2, 1999 and may not be prepaid prior to that date. Interest is at three-month LIBOR plus 25 basis points (5.98% for the quarter ended June 30, 1998). Interest is paid quarterly and was paid shortly after the end of the 1998 and 1997 quarters. Interest expense on these notes was $10.5 million and $10.6 million for the quarter ended June 30, 1998 and 1997, respectively. Interest expense on these notes was $21.5 million and $21 million for the six months ended June 30, 1998 and 1997, respectively. Interest income from the Restricted Trust for the aforementioned periods was equal to the interest expense and is netted in these financial statements.


D.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". SFAS No. 130 requires the Company to report comprehensive income, which is net income plus other comprehensive income. For the Company, the only item included in other comprehensive income is the change in foreign currency translation adjustments. SFAS No. 130 also requires the Company to report accumulated other comprehensive income in the stockholders' equity section of the consolidated condensed balance sheet. The adoption of SFAS No. 130 does not change the amount reported as net income nor the total amount of stockholders' equity; however, it does change the presentation of stockholders' equity. The amount previously presented as "cumulative translation adjustment" in the stockholders' equity section of the consolidated condensed balance sheets is now captioned "accumulated other comprehensive income". Prior financial statements have been recaptioned to conform to the requirement of SFAS No. 130.

Total comprehensive income, as disclosed in the Statements of Common Stockholders' Equity and Redeemable Preferred Stock, amounted to $27.2 million and $21.8 million, for the second quarter of 1998 and 1997, respectively and $51.6 million and $29.9 million, for the six months of 1998 and 1997, respectively.


E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,000,000). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (117,415 and 152,713 for the quarter and six months ended June 30, 1998, respectively).

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


E.  EARNINGS PER SHARE (CONTINUED)

All 1997 share and per share data have been retroactively restated to reflect the October 1997, 10,000-to-1 stock split.


F.  OTHER INFORMATION

For the quarter ended June 30, 1998, selling, general and administrative expense included $2.6 million of pre-tax expense recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan and $.2 million of pre-tax expense recorded in connection with the Cordant Options. The comparable 1997 quarter included $8 million of expense related to the SARs plan and no expense for the Cordant Options. Partially offsetting the aforementioned 1997 adverse effect on income before income taxes was a $6.3 million benefit from finalization of a pricing adjustment with a customer that did not occur in 1998 and is not expected to recur in the future.

For the six months ended June 30, 1998, selling, general and administrative expense included $5.3 million of pre-tax expense recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan and $1.6 million of pre-tax expense recorded in connection with the Cordant Options. The comparable 1997 period included $15.9 million of expense related to the SARs plan and no expense for the Cordant Options. Partially offsetting the aforementioned 1997 adverse effect on income before income taxes was a $9.7 million benefit from finalization of a pricing adjustment with a customer that did not occur in 1998 and is not expected to recur in the future.

The Company's research and development expense for the six months ended June 30, 1998 and 1997 was $9.5 million and $8.7 million, respectively. In addition, the amount spent for customer-sponsored research and development, which is recorded in cost of sales, was $7.8 million and $6.8 million in the same two respective periods. Portions of previously reported 1997 research and development amounts were reclassified to include certain customer-sponsored research and development costs in cost of sales. This is consistent with the 1998 cost of sales presentation.

At June 30, 1998, the Company had outstanding short-term borrowings of $15.9 million under unsecured up to thirty day bank borrowing arrangements and $3 million under a $7.5 million credit facility entered into in 1998 by the Company's Canadian subsidiary. Interest rate on all such borrowings is based on a bank's daily money market fund rate (approximately 5.9% at June 30, 1998).

The Company paid interest of $6.9 million and $12.1 million, during the respective 1998 and 1997 six month periods.

The Company paid income taxes, net of refunds, of $20.9 million and $23.3 million, during the respective 1998 and 1997 six month periods.

                           Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


G.  CONTINGENCIES

The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey plant which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of June 30, 1998 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a year. The indemnification discussed below applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at the Company's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous types of materials at eight other on-site and off-site waste disposal facilities. The Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At June 30, 1998 $4.1 million of accrued environmental liabilities are included in the consolidated condensed balance sheet for these eight sites.

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

In addition to the above environmental matters, and unrelated to Howmet Corporation, Holdings and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in past costs and investigation and future remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities. In connection with these environmental matters, the Company recorded a $31.3 million liability and an equal $31.3 million receivable from Pechiney, S.A. at June 30, 1998. Pechiney, S.A. is currently funding all amounts related to these liabilities.

Estimated environmental costs are not expected to materially impact the financial position or the results of the Company's operations in future periods. However, environmental clean-up periods are protracted in length, and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

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

Item 2.  Management's Discussion And Analysis Of Financial Condition
         ------------------------------------------------------------
         And Results Of Operations
         -------------------------


RESULTS OF OPERATIONS
---------------------

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Summary financial information for the quarters ended June 30 follows (in millions):

                                                                                    Better/
                                                              1998        1997      (Worse)     Percent
                                                          ---------------------------------------------
Net Sales                                                    $335.7      $330.4       $ 5.3          2
------------------------------------------------------------------------------------------------------

Gross profit                                                 $100.3      $102.4       $(2.1)        (2)

Selling, general and administrative expense                    31.4        36.3         4.9         14
Depreciation and amortization expense                          14.7        14.9          .2          1
Research and development expense                                4.4         4.0         (.4)       (10)
------------------------------------------------------------------------------------------------------

Income from operations                                         49.8        47.2         2.6          6
Net interest expense                                           (3.2)       (8.5)        5.3         62
Other, net                                                      (.9)        (.7)        (.2)       (29)
Income taxes                                                   18.3        15.4        (2.9)       (19)
------------------------------------------------------------------------------------------------------

Net income                                                   $ 27.4      $ 22.6       $ 4.8         21
======================================================================================================

Earnings per share (basic and diluted)                       $  .26      $  .21       $ .05         24
======================================================================================================

Net sales in the 1998 second quarter were 8% higher than in the 1997 second quarter, after excluding from the 1997 quarter, the sales of the Company's refurbishment business, which was sold in September 1997. The 1998 sales increase is due to volume increases in the aerospace and industrial gas turbine markets. Also affecting second quarter comparability is $6.3 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Gross profit, as reported, was $2.1 million lower in the 1998 second quarter than in the 1997 second quarter. However, on a comparable basis, 1998 gross profit was $9.2 million higher than 1997, after reducing 1997 gross profit to exclude (i) the gross profit of the sold refurbishment business and (ii) the aforementioned $6.3 million of additional 1997 revenue (which had no associated costs). Cost control enabled the Company to capitalize on increased volume.

Selling, general and administrative expense was $4.9 million lower in the 1998 second quarter than in the 1997 second quarter. The decrease was primarily due to lower expense recorded in connection with the Company's Stock Appreciation Rights plan ("SARs"). Expense for SARs in 1998 will continue to be less than in 1997.

Net interest expense was $5.3 million lower in the 1998 second quarter than in the 1997 second quarter. The principal reason for the reduction was significantly lower debt levels resulting from strong cash generation in the last three quarters of 1997. Another significant contributor to the lower interest expense is the interest rate reductions achieved in the Company's 1997 fourth quarter debt refinancing. Also contributing to the reduction was a $1.3 million charge in the second quarter of 1997, which was not repeated in 1998, for accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Income tax expense increased $2.9 million due to higher pre-tax income.

The impact of the adverse Asian economic condition on the Company is uncertain. To the extent the Asian economic conditions impact the commercial aerospace and industrial gas turbine markets, such impact may affect the Company.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Summary financial information for the six months ended June 30 follows (in millions):

                                                                                    Better/
                                                              1998        1997      (Worse)    Percent
                                                          --------------------------------------------

Net Sales                                                    $664.1      $643.0       $21.1         3
-----------------------------------------------------------------------------------------------------

Gross profit                                                 $197.3      $193.8       $ 3.5         2

Selling, general and administrative expense                    64.1        72.8         8.7        12
Depreciation and amortization expense                          29.1        29.3          .2         1
Research and development expense                                9.5         8.7         (.8)        9
-----------------------------------------------------------------------------------------------------

Income from operations                                         94.6        83.0        11.6        14
Net interest expense                                           (6.5)      (16.1)        9.6        60
Other, net                                                     (1.6)       (1.4)        (.2)      (14)
Income taxes                                                   34.6        27.4        (7.2)      (26)
-----------------------------------------------------------------------------------------------------

Net income                                                   $ 51.9      $ 38.1       $13.8        36
=====================================================================================================

Earnings per share (basic and diluted)                       $  .49      $  .36       $ .13        36
=====================================================================================================

Net sales in the 1998 six month period were 10% higher than in the 1997 six month period, after excluding from the 1997 six month period, the sales of the Company's refurbishment business, which was sold in September 1997. The 1998 sales increase is due to volume increases in the aerospace and industrial gas turbine markets. Also affecting six month period comparability is $9.7 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Gross profit, as reported, was $3.5 million higher in the 1998 six month period than in the 1997 six month period. However, on a comparable basis, 1998 gross profit was $21.5 million higher than 1997, after reducing 1997 gross profit to exclude (i) the gross profit of the sold refurbishment business and (ii) the aforementioned $9.7 million of additional 1997 revenue (which had no associated costs). Cost control enabled the Company to capitalize on increased volume.

Selling, general and administrative expense was $8.7 million lower in the 1998 six month period than in the 1997 six month period. The decrease was primarily due to lower expense recorded in connection with the Company's Stock Appreciation Rights plan ("SARs").

Net interest expense was $9.6 million lower in the 1998 six month period. The principal reason for the reduction was significantly lower debt levels resulting from strong cash generation in the last three quarters of 1997. Another significant contributor to the lower interest expense is the interest rate reductions achieved in the Company's 1997 fourth quarter debt refinancing. Also contributing to the reduction was a $1.3 million charge in the second quarter of 1997, which was not repeated in 1998, for accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Income tax expense increased $7.2 million primarily due to higher pre-tax income.

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

At June 30, 1998, there were $7.6 million of standby letters of credit outstanding and $145 million of outstanding borrowings under the $300 million revolving credit facility. At June 30, 1998, the Company also had $18.9 million of outstanding short-term borrowings.

Capital expenditures in the 1998 six month period were $35.8 million, and are expected to be approximately $80 million for the current year. The 1998 capital expenditures are for completion of capacity expansions needed to serve the core business, as well as additional expenditures to support new products and process enhancement activities. The Company expects capital expenditures to be at a high level again in 1999.

Debt, excluding Pechiney Notes, plus redeemable preferred stock as a percentage of total capitalization (debt, excluding Pechiney Notes, plus redeemable preferred stock plus common stockholders' equity) is 43% at June 30, 1998 compared to 50% at December 31, 1997. The current ratio (excluding short-term debt and Pechiney Notes) at June 30, 1998 was 1.3 and was 1.2 at December 31, 1997. Working capital (excluding short-term debt and Pechiney Notes) was $67.7 million and $62.5 million at June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998 the Company's balance sheet includes $726.9 million of Pechiney Notes and a $726.9 million Restricted Trust asset. See Note C of Notes to Consolidated Financial Statements.


YEAR 2000 COMPLIANCE
--------------------

The Company does not anticipate a disruption in operations as a result of computer software issues associated with the Year 2000. A dedicated team of both Company and contract programmers are actively addressing the Company's Year 2000 compliance issues. Management believes that all date logic problems on the Company's central mainframe and distributed server applications have been identified, and remedial action to correct or replace problematic code is currently underway. Project work on this phase of the effort started in late 1996 and is scheduled to be completed by June 30, 1999.

The Year 2000 compliance team is concurrently working with the various plant facilities to identify and implement any needed changes to both local business applications and shop floor control systems. The inventory and assessment phase of this effort is well underway and will be completed in the third quarter of 1998. Corrective action projects are expected to be completed by June 30, 1999. To date no material risk of non-compliance has been identified.

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

NEW ACCOUNTING STANDARD
-----------------------

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement of assets or recognition of liabilities under those plans. SFAS No. 132 requirements will be included in the Company's 1998 annual report.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  (a) The Annual Meeting of Stockholders of the Company for 1998 was held on May 12, 1998.

  (b) At the meeting the eight individuals nominated for directors by the management of the Company were elected; the Amended and Restated 1997 Stock Awards Plan, under which key employees and directors may be awarded stock options, stock appreciation rights or restricted stock grants, was approved; and the appointment of Ernst & Young, LLP as the independent auditors of the Company for 1998 was ratified. The votes for and against and abstentions with respect to each nominee for election as a director and each of these other two matters were as set forth below. According to a schedule provided by the Company's transfer agent, there were no broker non-votes.

                                             For                   Against                 Abstain
                                      -----------------       -----------------       -----------------
Director Nominees:

    Richard L. Corbin                        97,675,350                 182,465                       -
    William E. Conway                        97,675,350                 182,465                       -
    Edsel D. Dunford                         97,827,950                  29,865                       -
    James R. Mellor                          97,827,950                  29,865                       -
    D. Larry Moore                           97,827,950                  29,865                       -
    David L. Squier                          97,675,050                 182,765                       -
    James R. Wilson                          97,657,350                 182,465                       -
    James D. Woods                           97,827,950                  29,865                       -

Amended and Restated 1997
 Stock Awards Plan                           96,422,119               1,393,207                  42,489


Ernst & Young, LLP as
 independent auditors                        97,824,240                  12,939                  20,636

Item 5.  Other Events
         ------------

                              CAUTIONARY STATEMENT

Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such risks include changing economic and political conditions in the United States and in other countries, including those in Asia. Risks and uncertainties also include but are not limited to changes in governmental laws and regulations, the outcome of environmental matters, the availability and cost of raw materials, and the effects of: (i) aerospace and IGT industry economic conditions, (ii) aerospace industry cyclicality, (iii) a concentrated customer base, (iv) competition and (v) pricing pressures. These and other factors are discussed in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. Actual future results and trends may differ materially from any "forward-looking statements" made herein. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a) -- Exhibits
       --------

       10.32 Howmet International Inc. Amended and Restated 1997 Stock Awards Plan adopted November 20, 1997, amended February 9, 1998, approved by stockholders May 12, 1998.

       10.33 Form of Howmet International Inc. Nonqualified Stock Option Grant Agreement.

       10.34 Form of Howmet International Inc. Director Restricted Stock Agreement.

       27.1   Financial Data Schedule for the quarter ended June 30, 1998.

       27.2 Restated Financial Data Schedule including columns for the prior reporting periods of June 29, 1997 and September 28, 1997 and prior two fiscal years ended December 31, 1997 and December 31, 1996.

(b) -- Reports on Form 8-K
       -------------------

       During the quarter ended June 30, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 1998

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