Form 10-Q
period 1998-09-30
HOWMET INTERNATIONAL INC
filed 1998-10-20
CIK 1047378

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1998


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



 Common Stock, $0.01 par value, as of October 20, 1998: 100,005,356 Shares

                         Howmet International Inc.
                       Quarterly Report on Form 10-Q
                             September 30, 1998

                             TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

          Consolidated Statements of Income - Three months ended
             and Nine months ended September 30, 1998 and 1997            3

          Consolidated Condensed Balance Sheets - September 30,
             1998 and December 31, 1997                                   4

          Consolidated Statements of Cash Flows - Nine months ended
             September 30, 1998 and 1997                                  5

          Consolidated Statements of Common Stockholders' Equity
             and Redeemable Preferred Stock - Three months ended
             and Nine months ended September 30, 1998 and 1997            6

          Notes to Consolidated Financial Statements                      7

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12


Part II.  OTHER INFORMATION

Item 5 -- Other Information                                              17
Item 6 -- Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                               18

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                                  Howmet International Inc.

                                        Consolidated Statements of Income (Unaudited)

                                       (Dollars in millions, except per share amounts)



                                                              Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                       ---------------------------------  ----------------------------------
                                                            1998              1997              1998              1997
-----------------------------------------------------  ---------------------------------  ----------------------------------

Net sales                                                  $331.6            $309.0            $995.7            $952.0

Operating expenses:
   Cost of sales                                            228.4             215.8             695.3             665.1
   Selling, general and administrative expense               21.4              33.8              85.4             106.6
   Depreciation and amortization expense                     14.6              15.4              43.7              44.7
   Research and development expense                           4.6               4.0              14.1              12.6
                                                       -----------------  ---------------  ---------------  -----------------
                                                            269.0             269.0             838.5             829.0
                                                       -----------------  ---------------  ---------------  -----------------

Income from operations                                       62.6              40.0             157.2             123.0

Interest income (expense) from Restricted Trust and
   Pechiney Notes, net (Note C)                                --                --                --                --
Interest income                                                .4                --               1.2                .8
Interest expense                                             (3.1)             (9.0)            (10.4)            (25.9)
Other, net                                                   (1.2)              (.7)             (2.8)             (2.1)
                                                       -----------------  ---------------  ---------------  -----------------

Income before income taxes                                   58.7              30.3             145.2              95.8
Income taxes                                                 20.6               9.1              55.2              36.5
                                                       -----------------  ---------------  ---------------  -----------------

Net income                                                   38.1              21.2              90.0              59.3

Dividends on redeemable preferred stock                      (1.4)             (1.3)             (4.1)             (3.8)
                                                       -----------------  ---------------  ---------------  -----------------

Net income applicable to common stock                      $ 36.7            $ 19.9            $ 85.9            $ 55.5
                                                       =================  ===============  ===============  =================

Net income per common share, basic and diluted             $  .37           $   .20           $   .86           $   .56
                                                       =================  ===============  ===============  =================


See notes to consolidated financial statements.


                                                 Howmet International Inc.

                                           Consolidated Condensed Balance Sheets

                                        (Dollars in millions, except share amounts)
                                                                                         September 30,       December 31,
                                                                                              1998               1997
----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $    21.3           $   45.4
   Accounts receivable (less allowance of $5.4 and $4.4)                                        89.7               78.7
   Inventories                                                                                 159.0              155.5
   Retained receivables                                                                         41.7               20.2
   Deferred income taxes                                                                         7.5               16.3
   Other current assets                                                                          4.3                3.9
   Restricted Trust  (a)                                                                       726.9                 --
                                                                                        -----------------  -----------------
Total current assets                                                                         1,050.4              320.0

Property, plant and equipment, net                                                             315.9              275.5
Goodwill, net                                                                                  222.7              226.5
Patents and technology and other intangible assets, net                                        109.5              118.4
Other noncurrent assets                                                                         57.3               53.8
Deferred income taxes                                                                            2.4                 --
Restricted Trust  (a)                                                                             --              716.4
                                                                                        =================  =================
Total assets                                                                                $1,758.2           $1,710.6
                                                                                        =================  =================

Liabilities, redeemable preferred stock and stockholders' equity
Current liabilities:
   Accounts payable                                                                        $   70.3            $   84.2
   Accrued liabilities                                                                        150.2               145.1
   Income taxes payable                                                                        45.4                28.2
   Short-term debt                                                                             18.1                  --
   Pechiney Notes  (a)                                                                        726.9                  --
                                                                                        -----------------  -----------------
Total current liabilities                                                                   1,010.9               257.5

Accrued retiree benefits other than pensions                                                   95.8                93.1
Other noncurrent liabilities                                                                  110.2               106.1
Deferred income taxes                                                                            --                 3.4
Long-term debt, excluding the Pechiney Notes                                                  123.1               208.4
Pechiney Notes  (a)                                                                              --               716.4

Commitments and contingencies (Note H)

Redeemable preferred stock, 9% payment-in-kind dividends, $.01 par value, liquidation value - $10,000 per share, authorized - 15,000 shares, issued and outstanding:
   September 30, 1998 - 6,415 shares, December 31, 1997 - 6,001 shares                         64.1                60.0

Stockholders' equity:
   Preferred stock, authorized - 9,985,000 shares, issued and outstanding - 0 shares             --                  --
   Common stock, $.01 par value, authorized - 400,000,000 shares,
      issued and outstanding - 100,005,356 shares                                               1.0                 1.0
   Capital surplus                                                                            195.1               195.0
   Retained earnings                                                                          161.2                75.3
   Accumulated other comprehensive income (Cumulative translation adjustment)                  (3.2)               (5.6)
                                                                                        -----------------  -----------------
Total stockholders' equity                                                                    354.1               265.7
                                                                                        =================  =================
Total liabilities, redeemable preferred stock and stockholders' equity                     $1,758.2            $1,710.6
                                                                                        =================  =================

(a)  The Restricted Trust holds a note receivable from Pechiney,  S.A. and related letters of credit that secures Pechiney,
     S.A.'s  agreement to repay the Pechiney  Notes due January 2, 1999.  Management  believes that it is extremely  remote that the Company will use any assets other than those in the Restricted  Trust to satisfy any payments  related to the
     Pechiney Notes.  See Note C

See notes to consolidated financial statements.


                                                 Howmet International Inc.

                                     Consolidated Statements of Cash Flows (Unaudited)

                                                   (Dollars in millions)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                             --------------------------------------------
                                                                                       1998                   1997
-------------------------------------------------------------------------------------------------------------------------

Operating activities
Net income                                                                           $ 90.0                 $ 59.3
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                     44.1                   51.4
     Equity in income of unconsolidated affiliates                                      (.4)                  (1.0)
     Changes in assets and liabilities:
       Receivables                                                                    (20.1)                  (8.2)
       Inventories                                                                      4.1                   (4.9)
       Accounts payable and accrued liabilities                                       (22.9)                 (14.8)
       Income taxes                                                                    18.9                   18.6
       Long-term SARs accrual                                                          (8.1)                  21.0
       Other - net                                                                      4.8                    2.7
                                                                             ---------------------  ---------------------

           Net cash provided by operating activities                                  110.4                  124.1

Investing activities
Proceeds from sale of refurbishment business, net                                        --                   57.5
Purchases of property, plant and equipment                                            (54.7)                 (32.4)
Investment in joint venture                                                            (3.4)                    --
                                                                             ---------------------  ---------------------

           Net cash (used) provided by investing activities                           (58.1)                  25.1

Financing activities
Net change in short-term debt                                                          16.7                     --
Issuance of long-term debt                                                             36.6                  102.3
Repayment of long-term debt                                                          (131.0)                (264.0)
                                                                             ---------------------  ---------------------

           Net cash used by financing activities                                      (77.7)                (161.7)
                                                                             ---------------------  ---------------------

Foreign currency rate changes                                                           1.3                   (1.8)
                                                                             ---------------------  ---------------------

Decrease in cash and cash equivalents                                                 (24.1)                 (14.3)

Cash and cash equivalents at beginning of period                                       45.4                  23.4
                                                                             =====================  =====================
Cash and cash equivalents at end of period                                          $  21.3                 $  9.1
                                                                             =====================  =====================

See notes to consolidated financial statements.


                                                 Howmet International Inc.

                   Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock

                                        (Dollars in millions, except share amounts)

                                                                              Accumulated        Total
                                                                                 Other          Common         Redeemable
                                     Common Stock       Capital   Retained   Comprehensive   Stockholders'   Preferred Stock
                                   Shares    Amount     Surplus   Earnings   Income (Note D)    Equity        Shares  Amount
-----------------------------------------------------------------------------------------------------------------------------

Three Months Ended
      September 30,
      -------------
Balance, June 30, 1997           100,000,000  $1.0      $195.0     $56.3        $(6.1)          $246.2        5,739   $57.4
                                                                                             ------------
Comprehensive income (Note D):
   Net income                                                       21.2                          21.2
   Other comprehensive income
   (Foreign exchange translation
    adjustment)                                                                    .2               .2
                                                                                             ------------
   Total comprehensive income                                                                     21.4
                                                                                             ------------
Dividends - redeemable
   preferred stock                                                  (1.3)                         (1.3)         132     1.3
-----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997      100,000,000  $1.0      $195.0     $76.2        $(5.9)          $266.3        5,871   $58.7
=============================================================================================================================

Balance, June 30, 1998           100,000,000  $1.0      $195.0     $124.5       $(5.9)          $314.6        6,269   $62.7
                                                                                             ------------
Comprehensive income (Note D):
   Net income                                                        38.1                         38.1
   Other comprehensive income
   (Foreign exchange translation
    adjustment)                                                                   2.7              2.7
                                                                                             ------------
   Total comprehensive income                                                                     40.8
                                                                                             ------------
Dividends - redeemable
   preferred stock                                                   (1.4)                        (1.4)         146     1.4
Shares issued                          5,356                .1                                      .1
-----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998      100,005,356  $1.0      $195.1     $161.2       $(3.2)          $354.1        6,415   $64.1
=============================================================================================================================

Nine Months Ended
     September 30,
     -------------
Balance, December 31, 1996       100,000,000  $1.0      $195.0     $20.7        $2.1            $218.8        5,490   $54.9
                                                                                             ------------
Comprehensive income (Note D):
   Net income                                                       59.3                          59.3
   Other comprehensive income
   (Foreign exchange translation
    adjustment)                                                                 (8.0)             (8.0)
                                                                                             ------------
   Total comprehensive income                                                                     51.3
                                                                                             ------------
Dividends - redeemable
   preferred stock                                                  (3.8)                         (3.8)         381     3.8
-----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997      100,000,000  $1.0      $195.0     $76.2        $(5.9)          $266.3        5,871   $58.7
=============================================================================================================================

Balance, December 31, 1997       100,000,000  $1.0      $195.0     $75.3        $(5.6)          $265.7        6,001   $60.0
                                                                                             ------------
Comprehensive income (Note D):
   Net income                                                       90.0                          90.0
   Other comprehensive income
   (Foreign exchange translation
    adjustment)                                                                   2.4              2.4
                                                                                             ------------
   Total comprehensive income                                                                     92.4
                                                                                             ------------
Dividends - redeemable
   preferred stock                                                 (4.1)                          (4.1)         414     4.1
Shares issued                          5,356                .1                                      .1
-----------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998      100,005,356  $1.0      $195.1     $161.2       $(3.2)          $354.1        6,415   $64.1
=============================================================================================================================

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1997 has been derived from the Company's audited financial statements at that date. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1997.


B.  INVENTORIES

Inventories are summarized as follows (in millions):

                                       September 30,        December 31,
                                            1998                1997
                                      -----------------   ----------------

Raw materials and supplies                $ 63.9              $ 62.0
Work in progress                            73.2                61.5
Finished goods                              26.3                35.4
                                      -----------------   ----------------
FIFO inventory                             163.4               158.9
LIFO valuation adjustment                   (4.4)               (3.4)
                                      =================   ================
                                          $159.0              $155.5
                                      =================   ================

At September 30, 1998 and December 31, 1997, inventories include $114.6 million and $122.7 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


C.  RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE

In 1988, Pechiney Corporation, as a wholly-owned subsidiary of Pechiney, S.A., issued indebtedness maturing in 1999 (the "Pechiney Notes") to third parties in connection with the purchase of American National Can Company. As a result of the acquisition by the Company of Pechiney Corporation (now named Howmet Holdings Corporation, "Holdings") and the Cercast Group of companies, Holdings became a wholly-owned subsidiary of the Company. The Pechiney Notes remained at Holdings, but Pechiney, S.A., which retained American National Can Company, agreed with the Company to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney, S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney, S.A. note was deposited in a trust for the benefit of Holdings (the "Restricted Trust"). If Pechiney, S.A. fails to make any payments required by its note, the trustee under the Restricted Trust (the "Trustee") has irrevocable letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Banque

                         Howmet International Inc.

           Notes to Consolidated Financial Statements (Unaudited)


C.  RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE (continued)

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

The Pechiney Notes are due on January 2, 1999 and may not be prepaid prior to that date. Interest is at three-month LIBOR plus 25 basis points (6.02% for the quarter ended September 30, 1998). Interest is paid quarterly and was paid shortly after the end of the 1998 and 1997 quarters. Interest expense on these notes was $10.5 million and $10.7 million for the quarter ended September 30, 1998 and 1997, respectively. Interest expense on these notes was $32.4 million and $31.7 million for the nine months ended
September 30, 1998 and 1997, respectively. Interest income from the Restricted Trust for the aforementioned periods was equal to the interest expense and is netted in these financial statements.


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

Total comprehensive income, as disclosed in the Statements of Common Stockholders' Equity and Redeemable Preferred Stock, amounted to $40.8 million and $21.4 million, for the third quarter of 1998 and 1997, respectively and $92.4 million and $51.3 million, for the nine months of 1998 and 1997, respectively.

E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,005,356 and 100,001,785 for the quarter and nine months ended September 30, 1998, respectively). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average

                         Howmet International Inc.

           Notes to Consolidated Financial Statements (Unaudited)


E.  EARNINGS PER SHARE (continued)

number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (0 and 102,221 for the quarter and nine months ended September 30, 1998, respectively).

All 1997 share and per share data have been retroactively restated to reflect the October 1997, 10,000-to-1 stock split.


F.  INCOME TAXES

In the third quarter of 1998, the Company reduced its estimate of the effective annual income tax rate from 40% to 38%. The reduction is due to higher estimates of research and development tax credits and foreign sales corporate tax benefits and lower estimates of state taxes. Third quarter results benefitted from a $1.7 million reversal of excess income taxes provided in the first half of the year as the tax rate on first half earnings was reduced to 38%.

The 1997 third quarter also included a benefit from the reversal of first half income tax expense. The 1997 third quarter benefit was $2.4 million and was the result of a change in the estimate of the 1997 annual effective income tax rate. The 1998 and 1997 nine-month tax rates were both 38%.


G.  OTHER INFORMATION

For the quarter ended September 30, 1998, selling, general and administrative expense was reduced by an $8.1 million pre-tax reduction in accrued expense recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan. The comparable 1997 quarter included $5.1 million of expense related to the SARs plan. The 1998 third quarter reduction of expense was caused by a reduction of the market price of the Company's common stock. The per share value of the outstanding SARs declines as the market price of the Company's common stock declines below $15. At September 30, 1998, the market price of the Company's common stock was $11.625 compared to $15 per share at June 30, 1998.

Nine month results for 1998 were also affected by the aforementioned SARs accrual adjustment. A $2.8 million SARs benefit was included in the reported selling, general and administrative expense for the 1998 period. The comparable 1997 period included $21 million of expense related to the SARs plan. Also affecting nine month comparability was a 1997 $9.7 million benefit from finalization of a pricing adjustment with a customer that did not occur in 1998 and is not expected to recur in the future.

The Company's research and development expense for the nine months ended September 30, 1998 and 1997 was $14.1 million and $12.6 million, respectively. In addition, the amount spent for customer-sponsored research and development, which is recorded in cost of sales, was $12.2 million and $10.1 million in the same two respective periods. Portions of previously reported 1997 research and development amounts were reclassified to include certain customer-sponsored research and development costs in cost of sales. This is consistent with the 1998 cost of sales presentation.

                         Howmet International Inc.

           Notes to Consolidated Financial Statements (Unaudited)


G.  OTHER INFORMATION (continued)

At September 30, 1998, the Company had outstanding short-term borrowings of $13.7 million under unsecured up to thirty day bank borrowing arrangements and $3 million under a $7.5 million credit facility entered into in 1998 by the Company's Canadian subsidiary. Interest rates on all such borrowings are based on a bank's daily money market fund rate (approximately 5.7% at September 30, 1998). The Company's Japanese subsidiary has short-term borrowings of $1.4 million bearing interest at a rate of approximately 1.4% per annum.

The Company paid interest of $9.2 million and $14 million, during the respective 1998 and 1997 nine month periods.

The Company paid income taxes, net of refunds, of $35.4 million and $27.7 million, during the respective 1998 and 1997 nine month periods.

In the third quarter of 1998, the Company issued 1,339 shares of its Common Stock to each of its four outside Directors as part of their annual compensation.


H.  CONTINGENCIES

The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey plant which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of September 30, 1998 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within a year. The indemnification discussed below applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at the Company's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous types of materials at nine other on-site and off-site waste disposal facilities. The Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At September 30, 1998, $4 million of accrued environmental liabilities are included in the consolidated condensed balance sheet for these nine sites.

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

In addition to the above environmental matters, and unrelated to Howmet Corporation, Holdings and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include

                         Howmet International Inc.

           Notes to Consolidated Financial Statements (Unaudited)


H.  CONTINGENCIES (continued)

approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in past governmental costs and future remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities. In connection with these environmental matters, the Company recorded a $31.3 million liability and an equal $31.3 million receivable from Pechiney, S.A. at September 30, 1998. Pechiney, S.A. is currently funding all amounts related to these liabilities.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


RESULTS OF OPERATIONS
---------------------

Quarter Ended  September  30, 1998 Compared to Quarter Ended  September 30,
1997


Summary  financial  information for the quarters ended September 30 follows (in millions):

                                                                                                  Better/
                                                              1998              1997              (Worse)           Percent
                                                         --------------------------------------------------------------------

Net Sales                                                    $331.6            $309.0            $  22.6               7
-----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                 $103.2            $ 93.2            $  10.0              11

Selling, general and administrative expense                    21.4              33.8               12.4              37
Depreciation and amortization expense                          14.6              15.4                 .8               5
Research and development expense                                4.6               4.0                (.6)            (15)
-----------------------------------------------------------------------------------------------------------------------------

Income from operations                                         62.6              40.0               22.6              57
Net interest expense                                           (2.7)             (9.0)               6.3              70
Other, net                                                     (1.2)              (.7)               (.5)            (71)
Income taxes                                                  (20.6)             (9.1)             (11.5)           (126)
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 38.1            $ 21.2            $  16.9              80
=============================================================================================================================

Earnings per share (basic and diluted)                       $  .37           $   .20           $    .17              85
=============================================================================================================================

Net sales in the 1998 third quarter were 13% higher than in the 1997 third quarter, after excluding from the 1997 quarter the sales of the Company's refurbishment business, which was sold in September 1997. The 1998 sales increase is due to volume increases in the aerospace and industrial gas turbine markets.

Gross profit, as reported, was $10 million higher in the 1998 third quarter than in the 1997 third quarter. However, on a comparable basis, 1998 gross profit was $13.1 million higher than 1997, after reducing 1997 gross profit to exclude the gross profit of the sold refurbishment business. Cost control enabled the Company to capitalize on increased volume.

Selling, general and administrative expense was $12.4 million lower in the 1998 third quarter than in the 1997 third quarter. The decrease is due to a $13.2 million change in the amounts recorded in connection with the Company's Stock Appreciation Rights plan ("SARs"). In the 1998 quarter, an $8.1 million reduction of SARs expense was recorded versus $5.1 million of expense in the 1997 quarter. SARs compensation expense increases or decreases as the market price of the Company's common stock fluctuates, and also is determined based on employee SARs vesting to date. At September 30, 1998, the market price of the Company's common stock was $11.625 compared to $15 per share at June 30, 1998, which resulted in the $8.1 million 1998 benefit. If the market price at September 30, 1998 were $15 per share or higher, the Company would have recorded a $2.9 million expense for the 1998 quarter instead of the $8.1 million benefit (a combined $11 million pre-tax benefit to the 1998 third quarter). SARS benefit or expense is recognized each quarter based on the market value at the end of the quarter compared to the market price at the previous quarter end except for fluctuations above $15 per share (the upper limit for SARs compensation purposes).

Net interest expense was $6.3 million lower in the 1998 third quarter than in the 1997 third quarter. The principal reason for the reduction was significantly lower debt levels resulting from strong cash generation. Another significant contributor to the lower interest expense is the interest rate reductions achieved in the Company's 1997 fourth quarter debt refinancing. Also contributing to the reduction was a $2.8 million charge in the third quarter of 1997, which was not repeated in 1998, for accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Income tax expense increased $11.5 million due primarily to higher pre-tax income. See Note F of Notes to Consolidated Financial Statements for the effects of changes to estimated annual tax rates on the quarters.

The impact of the adverse Asian economic condition on the Company is uncertain. To the extent the Asian economic conditions impact the commercial aerospace and industrial gas turbine markets, such impact may affect the Company.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997


Summary financial information for the nine months ended September 30 follows (in millions):

                                                                                                 Better/
                                                              1998              1997             (Worse)           Percent
                                                         --------------------------------------------------------------------

Net Sales                                                    $995.7            $952.0            $ 43.7                5
-----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                 $300.4            $286.9            $ 13.5                5

Selling, general and administrative expense                    85.4             106.6              21.2               20
Depreciation and amortization expense                          43.7              44.7               1.0                2
Research and development expense                               14.1              12.6              (1.5)             (12)
-----------------------------------------------------------------------------------------------------------------------------

Income from operations                                        157.2             123.0              34.2               28
Net interest expense                                           (9.2)            (25.1)             15.9               63
Other, net                                                     (2.8)             (2.1)              (.7)             (33)
Income taxes                                                  (55.2)            (36.5)            (18.7)             (51)
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                   $ 90.0            $ 59.3            $ 30.7               52
=============================================================================================================================

Earnings per share (basic and diluted)                       $  .86           $   .56           $   .30               54
=============================================================================================================================

Net sales in the 1998 nine month period were 11% higher than in the 1997 nine month period, after excluding from the 1997 nine month period the sales of the Company's refurbishment business, which was sold in September 1997. The 1998 sales increase is due to volume increases in the aerospace and industrial gas turbine markets. Also affecting nine month period comparability is $9.7 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Gross profit, as reported, was $13.5 million higher in the 1998 nine month period than in the 1997 nine month period. However, on a comparable basis, 1998 gross profit was $34.6 million higher than 1997, after reducing 1997 gross profit to exclude (i) the gross profit of the sold refurbishment business and (ii) the aforementioned $9.7 million of additional 1997 revenue (which had no associated costs). Cost control enabled the Company to capitalize on increased volume.

Selling, general and administrative expense was $21.2 million lower in the 1998 nine month period than in the 1997 period. The decrease is due to a $23.8 million change in the amounts recorded in connection with the Company's Stock Appreciation Rights plan ("SARs"). In the 1998 nine month period, a $2.8 million reduction of SARs expense was recorded versus $21 million of expense in 1997. As discussed more fully in the third quarter analysis, SARs compensation expense increases or decreases as the market price of the Company's common stock fluctuates. At September 30, 1998, the market price of the Company's common stock was $11.625 compared to $15 per share at December 31, 1997. If the market price at September 30, 1998 were $15 per share or higher, the Company would have recorded an $8.2 million expense for the 1998 nine month period instead of the $2.8 million benefit (a combined $11 million pre-tax benefit to the 1998 nine month period).

Net interest expense was $15.9 million lower in the 1998 nine month period. The principal reason for the reduction was significantly lower debt levels resulting from strong cash generation. Another significant contributor to the lower interest expense is the interest rate reductions achieved in the Company's 1997 fourth quarter debt refinancing. Also contributing to the reduction was a $4.1 million charge in the nine month period of 1997, which was not repeated in 1998, for accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

Income tax expense increased $18.7 million primarily due to higher pre-tax income.


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

At September 30, 1998, there were $7.6 million of standby letters of credit outstanding and $105 million of outstanding borrowings under the $300 million revolving credit facility. At September 30, 1998, the Company also had $18.1 million of outstanding short-term borrowings.

Capital expenditures in the 1998 nine month period were $54.7 million, and are expected to be approximately $85 million for the current year. The 1998 capital expenditures are for capacity expansions needed to serve the core business, as well as additional expenditures to support new products and process enhancement activities. In August 1998, the Company announced plans to accelerate expansion of IGT capacity at three plants and to build a new aero-airfoil plant. Capital expenditures for 1999, including the aforementioned capacity expansions, are expected to be approximately $115 million, although the actual amount of capital expenditure may vary.

In July 1998, the Company acquired an additional 31% of its Japanese subsidiary for $3.4 million, increasing ownership to 81%. The initial July 1, 1998 consolidation of this subsidiary increased net working capital by $6.5 million, property, plant and equipment by $12.1 million and combined short- and long-term debt by $10.7 million.

Debt, excluding Pechiney Notes, plus redeemable preferred stock as a percentage of total capitalization (debt, excluding Pechiney Notes, plus redeemable preferred stock plus common stockholders' equity) is 37% at September 30, 1998 compared to 50% at December 31, 1997. The current ratio (excluding short-term debt and Pechiney Notes) was 1.2 at September 30, 1998 and at December 31, 1997. Working capital (excluding short-term debt and Pechiney Notes) was $57.6 million and $62.5 million at September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998 the Company's balance sheet includes $726.9 million of Pechiney Notes and a related $726.9 million Restricted Trust asset. See Note C of Notes to Consolidated Financial Statements.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The Company has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at September 30, 1998. The $41.7 million retained receivables, shown in the September 30, 1998 balance sheet, represents the receivables set aside to replace sold receivables in the event they are not fully collected.


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

The Year 2000 compliance team is concurrently working with the various plant facilities to identify and implement any needed changes to both local business applications and shop floor control systems. The inventory and assessment phase of this effort has been recently completed. Corrective action projects are expected to be completed by June 30, 1999. To date no material risk of non-compliance has been identified.

The Company has also initiated formal communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which Howmet's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There can be no guarantee that the systems of other companies on which Howmet's systems rely will be timely converted and would not have an adverse effect on the Howmet systems. However, responses to date have indicated no significant problems.

In addition to the aforementioned efforts, the Company is installing several commercial application software products, at both its central facility and at certain plant sites, to further address its Year 2000 readiness. Through September 31, 1998, the Company has incurred $7.2 million of Year 2000 cost and expects to spend $2.3 million in the fourth quarter of 1998, $4.3 million in 1999 and $.8 million in 2000.

During 1999, the Company will focus on further evaluation of customer and supplier readiness, embedded processor systems, risk assessment, worst case scenarios and contingency planning.



EURO DOLLAR COMPLIANCE
----------------------

The Company is assessing the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, from January 1, 1999 to December 31, 2001, and after full Euro conversion, effective July 1, 2002. The Company does not expect the Euro conversion to materially impact its competitive position, nor to significantly impact its computer software plans. The impact of the Euro conversion on its foreign exchange exposure position is being reviewed. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure. Until the Company completes its assessment of the Euro conversion impact, there can be no assurance that the Euro conversion will not have a material impact on the overall business operations of the Company.



ENVIRONMENTAL AND OTHER LEGAL MATTERS
-------------------------------------

In view of the indemnification from the Company's previous owners granted in connection with the acquisition described in Note H of Notes to Consolidated Financial Statements, the Company does not expect resolution of environmental matters to have a material effect on its liquidity or results of operations. See Note H of Notes to Consolidated Financial Statements in this Form 10-Q, and Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission for discussion of environmental matters.

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

NEW ACCOUNTING STANDARDS
------------------------

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

PART II - OTHER INFORMATION


Item 5.  Other Events
         ------------

                            CAUTIONARY STATEMENT


Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such risks include changing economic and political conditions in the United States and in other countries, including those in Asia. Risks and uncertainties also include but are not limited to changes in governmental laws and regulations, the outcome of environmental matters, the availability and cost of raw materials, potential effects of Year 2000 computer problems, and the effects of: (i) aerospace and IGT industry economic conditions,
(ii) aerospace industry  cyclicality,  (iii) a concentrated  customer base,
(iv) competition and (v) pricing pressures. These and other factors are discussed in greater detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in this Report on Form 10-Q, filed with the Securities and Exchange Commission. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. Actual future results and trends may differ materially from any "forward-looking statements" made herein. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) -- Exhibits
       --------

       27.1 Financial Data Schedule for the period ended September 30,
            1998.

       27.2 Amended Financial Data Schedule for the prior reporting period of September 28, 1997.

(b) -- Reports on Form 8-K
       -------------------

       Report on Form 8-K filed August 27, 1998. Item 5 - Other Events - News release reporting proposed expansion of its aerospace and industrial gas turbine component manufacturing capacity.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 20, 1998

                                          HOWMET INTERNATIONAL INC.


                                         /s/ John C. Ritter
                                         ------------------------------
                                         John C. Ritter
                                         Senior Vice President &
                                         Chief Financial Officer
                                         (Principal Financial Officer)


                                         /s/ George T. Milano
                                         ------------------------------
                                         George T. Milano
                                         Corporate Controller
                                         (Principal Accounting Officer)