Form 10-K
period 1998-12-31
HOWMET INTERNATIONAL INC
filed 1999-03-25
CIK 1047378

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
                         Commission file Number 1-13645

                           HOWMET INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                52-1946684
                 --------                                ----------
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                       Identification No.)

Address of Principal Executive Offices: 475 Steamboat Road, Greenwich, CT 06830

Registrant's telephone number, including area code:          203-661-4600
                                                             ------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                       Name of each exchange
-------------------------                     on which registered
 Common Stock, par value                   -------------------------
     $.01 per share                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [_]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:
                                               $219,151,135 AS OF MARCH 16, 1999

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
         COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 16, 1999: 100,014,258 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's definitive Proxy Statement dated March 24, 1999 and Exhibit A thereto are incorporated by reference in Parts I, II, III and IV
hereof.   Exhibit Index appears on pages 19-23.

                               TABLE OF CONTENTS


Part I

Item 1       -   BUSINESS.............................................................................   1
             -   CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF
                 THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.................................   5
Item 2       -   PROPERTIES...........................................................................  12
Item 3       -   LEGAL PROCEEDINGS....................................................................  12
Item 4       -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  13
             -   EXECUTIVE OFFICERS OF THE REGISTRANT.................................................  13

Part II

Item 5       -   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................  15
Item 6       -   SELECTED FINANCIAL DATA..............................................................  15
Item 7       -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15
Item 7A      -   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................  15
Item 8       -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................  16
Item 9       -   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....  16


Part III

Item 10      -   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY......................................  17
Item 11      -   EXECUTIVE COMPENSATION...............................................................  17
Item 12      -   SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT..................................  17
Item 13      -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  17

Part IV

Item 14      -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................  18
SIGNATURES............................................................................................  24
FINANCIAL STATEMENT SCHEDULES.........................................................................  I-1

PART I

ITEM 1 --   BUSINESS

  Howmet International Inc. is a Delaware corporation organized in 1995 (referred to hereinafter together with its subsidiaries as the "Company" or "Howmet"). Through its principal operating subsidiary, Howmet Corporation, founded in 1926, the Company is the largest manufacturer in the world of investment cast turbine engine components for jet aircraft and industrial gas turbines ("IGT") as original equipment and spare parts. The Company uses investment casting techniques to produce high-performance and high-reliability superalloy and titanium components to the exacting specifications of the major aerospace and IGT engine manufacturers. Through Howmet Corporation's Cercast subsidiaries, the Company is also the world's largest producer of aluminum investment castings, which it produces principally for the commercial aerospace and defense electronics industries.

  The Company was formed in 1995 under the name Blade Acquisition Corp. ("Blade") as a joint venture between Cordant Technologies Inc., then known as Thiokol Corporation ("Cordant"), which at that time owned 49% of the Company's Common Stock, and Carlyle-Blade Acquisition Partners, L.P. ("Carlyle-Blade Partners"), which owned 51% of the Company's Common Stock. The Company was formed to purchase Howmet Corporation and the Cercast companies ("Cercast") from a subsidiary of Pechiney, S.A. The acquisition of Howmet Corporation and Cercast was accomplished on December 13, 1995 through the purchase of the capital stock of Pechiney Corporation, Howmet Corporation's parent holding company, and the capital stock of Cercast (the "Acquisition"). The Cercast companies became subsidiaries of Howmet Corporation, and Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings").

  On December 2, 1997, Cordant acquired 13 million shares of the Company's Common Stock from Carlyle-Blade Partners, increasing its ownership interest in the Company to 62%. This was done concurrently with a public offering of stock of the Company by Carlyle-Blade Partners, pursuant to which public stockholders acquired a 15.35% interest in the Company and Carlyle-Blade Partners' interest was reduced to 22.65%. On February 8, 1999, Cordant acquired all of Carlyle-Blade Partners' remaining shares of the Company's Common Stock and now holds 84.6% of the currently outstanding Common Stock.

  Howmet Corporation operates in one business segment, investment castings. Financial information with respect to geographic regions is included in Note 15 of "Notes to Consolidated Financial Statements" on page F-21 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in Exhibit 13 hereof.

PRODUCTS

  The Company uses the investment casting process to manufacture superalloy, titanium and aluminum components for aerospace engine and airframe applications and IGT applications for customers worldwide. Sales to the aerospace market were $802.5 million, $739.9 million, and $586.9 million in 1998, 1997, and 1996 respectively. Sales to the IGT market were $476.1 million, $402.5 million and $388.7 million respectively in those years. These products are manufactured to precise specifications provided by customers.


 HOWMET               SUMMARY DESCRIPTION
PRODUCTS                AND APPLICATION
--------            -----------------------

Blades High temperature superalloy rotating turbine engine components. Blades act as airfoils, which are driven by the hot gas flow.

Vanes High temperature superalloy non-rotating turbine engine components. Vanes are the fixed airfoils which direct the gas flow.

IGT shroud blocks   Vane holders that provide a seal to fix each vane in
                    position.

Turbine rotors      Integrated cast rotating wheels of blades primarily for use in smaller engines. Rotors incorporate numerous blades in a single part.

Nozzle rings        Integrated cast non-rotating rings of vanes primarily for
                    use in smaller engines. Nozzle rings are like vanes but are manufactured as a single integral component.

Compressor stators  Integrated cast non-rotating rings of compressor vanes for use in small and large engines. Compressor stators incorporate numerous vanes in a single part.

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


JOINT VENTURES

  Howmet Corporation currently is participating in two joint ventures, one in Japan with Komatsu Ltd. and the other in the United States with a subsidiary of United Technologies Corporation. The Japanese joint venture, Komatsu-Howmet Ltd. ("KHL"), was established in 1972 and manufactures investment cast components for IGT and aerospace customers, primarily in Japan. Howmet Corporation currently holds an 81% interest in KHL and has an option to purchase Komatsu's remaining interest in this venture. The joint venture with United Technologies Corporation, Sprayform Technologies International, L.L.C. ("Sprayform"), was organized in 1997 to develop and commercialize the Spraycast-X(R) technology. Through this technology atomized metal is sprayed onto a rotating mandrel to form products such as cases and rings. Howmet Corporation currently holds a 51% interest in Sprayform.

RAW MATERIALS

  The Company's raw materials include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. The Company has multiple sources of supply for most of these materials and has not experienced any significant supply interruption in the past twenty years. Prices of these materials, however, can be volatile, and the Company engages in advance purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials. See "Availability and Cost of Raw Materials" in "Cautionary Statement", page 7.

PATENTS

  The Company has 72 outstanding United States patents, 9 of which will expire within five years and 16 more of which will expire within ten years. The Company has also obtained certain technical licenses and developed other proprietary information. The Company believes that these proprietary rights, including modifications and applications of the directional solidification and single crystal casting processes, provide it with a competitive advantage. To protect its proprietary information, the Company requires its employees to sign confidentiality agreements, reminds employees of this confidentiality obligation upon their departure from the Company, and builds much of its own specialized equipment, such as casting furnaces, to prevent competitors from learning about Howmet's newly developed processes.

  Competitors in the Company's business also hold patents and other forms of proprietary information, and there is active technical competition in that business. No assurance can be given that one company or another will not obtain a technological advantage from time to time in one aspect of the industry's technology or another.

MAJOR CUSTOMERS

  The Company is the leading supplier of precision investment cast components to the producers of aircraft and industrial gas turbine engines. Most of the turbine engine market is characterized by a limited number of large manufacturers of engines. The Company's top ten customers represented approximately 70% of the Company's net sales in 1998. The Company's principal customers are The General Electric Company through its aircraft engine (GEAE) and power systems (GEPS) groups and United Technologies Corporation's Pratt & Whitney aircraft operations (Pratt & Whitney Division and Pratt & Whitney Canada). Sales to these customers represented 19% and 14%, respectively, of the Company's 1998 net sales. The Company's other principal aerospace engine customers (none of which represented more than 10% of 1998 net sales) include AlliedSignal Inc., FiatAvio, S.p.A., MTU Munchen GmbH (a subsidiary of DaimlerChrysler Aerospace), Rolls-Royce PLC (and its Rolls-Royce Allison subsidiary), Walbar (a division of Coltec Industries Inc.), and The Boeing Company. The Company's other principal IGT customers (none of which represented more than 10% of 1998 net sales) include European Gas Turbine (which manufactures GEPS-designed engines), ABB Power Generation Ltd., Siemens Westinghouse Power Corporation, and Solar Turbines Incorporated.

  Orders for components are primarily awarded through a competitive bidding process. Contractual relationships with the Company's principal customers vary. Approximately half of the Company's casting business is derived from multi-year contracts, typically three years in length. Under these contracts, the Company's customers agree to order from the Company, and the Company agrees to supply, specified percentages of certain parts at specific pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. The Company typically renegotiates these contracts during the last year of the contract period, and during the process, customers frequently solicit bids from the Company's competitors. See "Customer Base", "Competition" and "Pricing Pressures" in "Cautionary Statement", pages 6-7.

BACKLOG

  The Company's backlog of orders as of December 31, 1998 and December 31, 1997 was $877 million and $793 million, respectively. Because of the short lead and delivery times often involved, backlog may not be a significant indicator of the Company's future performance.

RESEARCH AND DEVELOPMENT

  The Company has made a substantial investment in research and development to establish technology leadership in the investment casting industry. The Company believes it has significant opportunities for growth by developing new products and new applications, which offer its customers improved quality, greater performance and significant cost savings. These products include turbogenerator components, airframe structural components manufactured using metal mold processes, new thermal barrier coatings and titanium aluminide airframe castings.

  A portion of the Company's total research and development budget comes from the Company's customers, which regularly retain the Company for specific projects. The Company also provides research and development services by contract to governmental agencies. Its research center staff includes 75 degreed engineers and scientists. The Company's research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $20.2 million, $17.6 million, and $20.3 million, respectively. The amount spent during the same periods for customer-sponsored research and development (including U.S. government funded) was $15.3 million, $15.8 million, and $12.4 million, respectively.

COMPETITION

  The Company believes it has a majority market share in the overall worldwide aerospace and IGT turbine engine airfoil investment casting market. Precision Castparts Corp. ("PCC"), a publicly held company based in Portland, Oregon, is the Company's primary competitor. The Company believes that the Company and PCC account for most of the total aerospace turbine engine and IGT investment casting production. The Company competes with PCC and other smaller participants primarily on the basis of technological sophistication, quality, price, service and delivery time for orders from large, well-capitalized customers with significant market power. Certain of the Company's customers, principally in Europe, have their own investment casting foundries, which produce parts similar to those manufactured by the Company. The Company knows of no plans by its major customers to establish new captive facilities, nor any significant expansion plans by those customers that have such foundries now (see "Competition in "Cautionary Statement," page 7)

  The Company's aluminum casting operations compete with a large number of smaller competitors, also on the basis of price, quality and service.

  See "Major Customers", page 3, for discussion of competition in the contract award process.

ENVIRONMENTAL MATTERS

  The Company is subject to comprehensive and changing environmental laws, which are discussed more fully in "Environmental Laws" in "Cautionary Statement", page 8.

  In connection with the Acquisition, Pechiney, S.A. indemnified the Company for environmental liabilities relating to Howmet Corporation and stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the environmental matters discussed in the next two paragraphs. It is probable that changes in any of the accrued liabilities discussed in the next two paragraphs will result in an equal change in the amount of the receivable from Pechiney, S.A. pursuant to this indemnification.

  The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection (the "NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. The Company has recorded a $2 million long-term liability as of December 31, 1998 and 1997 for this matter. The indemnification discussed above applies to the costs associated with this matter.

  Besides the above-mentioned remediation work required at the Company's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous materials at nine other on-site and off-site locations. The Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At December 31, 1998, $4.2 million of accrued environmental liabilities are included in the consolidated balance sheet for these nine sites. The December 31, 1997 consolidated balance sheet includes $4.4 million of accrued liabilities for eight such sites. The indemnification discussed above applies to these locations.

  In addition to the above environmental matters, and unrelated to Howmet Corporation, Holdings and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960's. These liabilities include approximately $16 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities. In connection with these environmental matters, the Company recorded a $26 million liability and an equal $26 million receivable from Pechiney, S.A. as of December 31, 1998 and $29.3 million for both the liability and receivable as of December 31, 1997.

  Estimated environmental costs are not expected to impact materially the financial position or the results of the Company's operations in future periods. However, environmental clean-ups are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

  The Company believes that Pechiney, S.A. will honor its indemnification obligations described in the preceding paragraphs. In the event that Pechiney, S.A. does not honor its obligations, the Company would likely be responsible for the foregoing environmental matters and the cost of addressing those matters could be material.

EMPLOYEES

  As of December 31, 1998, the Company had approximately 11,500  employees.


                                     * * *

                              CAUTIONARY STATEMENT
                        FOR PURPOSES OF THE SAFE HARBOR
                      PROVISIONS OF THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995


  The Company wishes to inform its investors of the following important factors that in some cases have affected, and in the future could affect, the Company's results of operations, and that could cause the Company's future results of operations, financial condition or liquidity to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such statements include those relating to pricing, competition effects, market structure, contracting practices, developmental projects, and environmental conditions, among others. The words "expect," "project," "estimate," "predict," "anticipate," "believes," "plans," "intends," and similar expressions are also intended to identify forward-looking statements.

  Disclosure of these factors is intended to permit the Company to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of these factors have been discussed in prior SEC filings by the Company or by Howmet Corporation.

  Although the Company has attempted to list comprehensively these important cautionary factors, the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations, financial condition and liquidity. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY ECONOMIC CONDITIONS AND CYCLICALITY

  The Company derives approximately half of its revenue from the commercial aerospace industry. The commercial aerospace industry is a cyclical business, and the demand by commercial airlines for new aircraft historically has been highly related to the stability and health of the United States and world economies. Historically, aircraft delivery trends have varied in direct relation to the general economic cycle, with an approximate two year lag. The United States airline industry as a whole reported a return to profitability in 1995 through 1998 after several years of operating losses in the early 1990's. There can be no assurance, however, that the improved operating performance of the commercial airlines will continue or that deliveries of engines for large commercial aircraft will not decline in the future. Any developments in the commercial aerospace market resulting in a reduction in air travel or the rate of aircraft engine deliveries in the future, including cancellations and deferrals of scheduled deliveries, substantial increases in aircraft fuel costs or international political factors, could materially adversely affect the Company's financial condition and results of operations. The Company's revenues from its industrial gas turbine ("IGT") castings are subject to changes in global electric power demand and other market factors. Changing economic and political conditions in the United States and in other countries, including those in Asia, where economic disruption could delay delivery of aerospace or IGT engines, could have a material adverse effect on the Company's operations.

CUSTOMER BASE

  A substantial portion of the Company's business is conducted with a small number of large aerospace and industrial gas turbine customers, including The General Electric Company through its Aircraft Engine and Power Systems Groups and United Technologies Corporation's Pratt & Whitney Division. The Company's top ten customers in the aggregate accounted for approximately 70% of 1998 net sales. Approximately half of the Company's business is derived from multi-year contracts with its customers, which typically last three years and generally give the Company the right and obligation to fill a specified percentage of the customer's requirements but generally do not provide the Company with any minimum order commitments. The Company usually renegotiates these contracts during the last year of the contract period, and, during the renegotiation process, customers frequently solicit bids from the Company's competitors. Some of the contracts require specified price reductions over the term of the contract based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions.

  Military and defense contractor sales comprised approximately 14% of the Company's 1998 sales. United States defense spending in markets served by the Company has been declining since the 1980's, and continued reductions in defense budgets or military aircraft procurement could adversely affect the Company's results of operations. Furthermore, in the event of failure to comply with the federal statutes and regulations relating to these sales, a proceeding, including one relating to the matters described below, could result in fines, penalties, compensatory and treble damages, the cancellation or suspension of payments under one or more U.S. government contracts, debarment, or ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

  Starting in late 1998, The Company discovered certain product testing and
specification non-compliance issues at two of  Cercast's facilities.   The
Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve these matters can be completed. Customers have asserted no formal claims, and the Company knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, the Company has recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December

31, 1998. Based on currently known facts, the Company believes that additional cost beyond $4 million, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

  On March 3, 1999, the Company received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to the Company's Cercast Canadian subsidiary is based on certain of the above testing issues, and improper vendor payments that took place at the Cercast Canadian operations. Debarment does not affect existing Cercast contracts, other than extensions. The Company is taking steps to have the proposed Cercast debarment withdrawn. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods.

  The Company's financial condition and results of operations could be materially adversely affected if one or more of the Company's key customers shifted a material amount of its work from the Company. Customer product qualifications are important to the Company. Loss of, or failure to maintain, product or manufacturing qualifications from major customers may result in loss of business for the Company. In addition, the Company could be materially adversely affected by any substantial work stoppage or interruption of production at any of its major customers or at any of the major aircraft manufacturers, and could be materially adversely affected if one or more of these companies reduce or cease conducting operations.

COMPETITION

  The Company competes against Precision Castparts Corp. ("PCC"), its principal competitor, and other investment casting manufacturers. Competition in investment casting is based primarily on technological sophistication, quality, price, service and delivery for orders from large, well-capitalized customers with significant market power. The Company believes that it and PCC account for most of the total aerospace turbine engine and IGT casting production, except for captive foundries owned by three customers. Because competition is based to a significant extent on technological capabilities and innovations, there can be no assurance that PCC or any other of the Company's competitors will not develop products and/or processes that would give them a competitive advantage in the Company's markets.

PRICING PRESSURES

  The Company has experienced pressure from all of its major customers for price reductions. This pressure is the result of the competitive environment in which the Company's original equipment manufacturing customers ("OEMs") are operating in the selling of their products in the worldwide market. Because winning an initial order by an OEM generally provides it with a long-term profitable market for sales of spare parts, fierce competition exists for these orders and has resulted in reduced prices which OEMs receive in the market. Pressure for reduced prices is then exerted by OEMs on their suppliers. The future profitability of the Company will depend upon, among other things, its ability to continue to reduce its per unit costs and maintain a cost structure that will enable it to remain cost-competitive.



AVAILABILITY AND COST OF RAW MATERIALS

  Raw materials used by the Company include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. Prices of these materials can be volatile, and the Company engages in advance purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials. For some of the supplies and raw materials it purchases, including certain metals, the Company has no fixed price contracts or arrangements. Commercial deposits of certain metals, such as cobalt, nickel, titanium and molybdenum, which are required for the alloys used in the Company's precision castings, are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors. Although the Company has not experienced significant shortages of its supplies and raw materials in the past twenty years, there can be no assurance that such shortages will not occur in the future. Any such shortages or price fluctuations could have a material adverse effect on the Company.

CONTROL BY AND RELATIONSHIP WITH CORDANT

  Cordant Technologies Inc. ("Cordant") beneficially owns 84.6% of the outstanding Common Stock of the Company. Accordingly, Cordant is able to control the election of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company (including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the incurrence of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities of the Company, the repurchase or redemption of Common Stock of the Company and the payment of dividends with respect to the Common Stock), and will be able to do so as long as it continues to own more than 50% of the voting power of the Company's capital stock. Similarly, Cordant has the power to determine matters submitted to a vote of the Company's stockholders without the consent of the Company's other stockholders, has the power to prevent or cause a change in control of the Company and could take other actions that might be favorable to Cordant. For further details in this regard, see "Arrangements Among the Company, Carlyle and Cordant Technologies - Corporate Agreement" on page 13 of the Company's definitive Proxy Statement dated March 24, 1999.


POTENTIAL CONFLICTS OF INTEREST ARISING FROM CORDANT RELATIONSHIP

  As a result of Cordant's ownership of Common Stock of the Company and its intercompany agreements with the Company or otherwise, various conflicts of interest between the Company and Cordant could arise. See "Arrangements Among the Company, Carlyle and Cordant Technologies - Services Agreement" on page 12 of the Company's definitive Proxy Statement dated March 24, 1999. Ownership interests of directors or officers of the Company in Common Stock of Cordant, if any, or service as a director or officer of both the Company and Cordant could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the Company and Cordant. The Restated Certificate of Incorporation of the Company includes certain provisions relating to the allocation of business opportunities that may be suitable for both the Company and Cordant. In addition, under Delaware corporate law, officers, directors and controlling stockholders of the Company have certain fiduciary duties to the Company's stockholders.





ENVIRONMENTAL LAWS

  The Company is subject to comprehensive and changing federal, state, local and international laws, regulations and ordinances (together, "Environmental Laws") that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," the federal "Superfund" statute), and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by the Company and at off-site locations where it has arranged for the disposal of hazardous substances. The Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. There can be no assurance that material costs or liabilities will not be incurred in connection with any such proceedings, claims or compliance requirements or in connection with currently unknown environmental liabilities.

  If it is determined that the Company is not in compliance with current Environmental Laws, the Company could be subject to penalties. The amount of any such penalties could be material. In addition, the Company uses solvents, waxes, metals, caustics, acids, oils and other hazardous substances, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or from an off-site disposal facility, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

  The Company's facilities have made, and will continue to make, expenditures to comply with current and future Environmental Laws. The Company anticipates that it could incur additional capital and operating costs in the future to comply with existing Environmental Laws and new requirements arising from new or amended statutes and regulations. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental programs, the Company cannot at this time reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance costs could be material.

  Certain potential sources of liability under the Environmental Laws, as well as other information relating to environmental matters, including rights of the Company to indemnification for substantial portions of these potential liabilities, are described under "Business - Environmental Matters", page 4.


FOREIGN CURRENCY HEDGING

  The Company maintains a policy of hedging foreign currency transactions and economic exposures for foreign currency denominated obligations. The Company does not hedge against net asset values for its foreign investments attributed to its foreign subsidiaries valued in local currencies. To the extent the Company's foreign revenue base grows and net asset base expands, as a result of increased foreign business activity, the Company's exposure to adverse foreign currency rate movement increases. The Company's foreign currency risk exposure is also subject to the stability of the foreign currency of the country where the Company maintains foreign operations or does business. The Company seeks to minimize the impact of adverse foreign currency rate movements through its hedging policy. The success of the hedging policy in preventing an adverse financial result on operations in any accounting period cannot be assured.





YEAR 2000 COMPLIANCE

  The Company does not anticipate a disruption in operations as a result of computer hardware or software issues associated with the Year 2000. A team of both Company personnel and contract consultants is specifically assigned to actively identify, evaluate and address the Company's Year 2000 compliance issues.

  Business Information Systems Remediation:  Management believes that virtually
  ----------------------------------------
all date logic problems on the Company's central mainframe and distributed server applications have been identified, and remedial action to correct or replace problematic code is currently underway. Project work on this phase of the effort started in late 1996 and is scheduled, with minor exceptions, to be completed by June 30, 1999. All central systems will be placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. In addition to the aforementioned efforts, the Company is installing several commercial application software products, at both its central facility and at certain plant sites, to further address its Year 2000 readiness.

  The Year 2000 compliance team is concurrently working with the various plant facilities to identify and implement any needed changes to local business applications. The inventory and assessment phase of this effort at each plant has been completed or is near completion. The Company expects corrective action projects to be completed by June 30, 1999. To date no material risk of non-compliance has been identified. No major information systems initiatives have been materially adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues.

  Embedded Processor Systems Remediation:  The Year 2000 team has provided each
  --------------------------------------
plant facility with guidance and support for embedded processor identification, evaluation, testing and remediation, where required. All plant facility teams are scheduled to complete this project by June of 1999.

  Customer and Supplier Readiness:  The Company has also initiated formal
  -------------------------------
communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which Howmet Corporation's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. These communications have included written inquiries or questionnaires and, in some instances, on-site meetings. Over 800 suppliers have responded to the Company's survey, and a plan has been established to validate important suppliers' Year 2000 preparations. Electronic interfaces with individual business associates are being addressed on a case by case basis. There can be no assurance that the systems of other companies on which Howmet's systems rely will be timely converted and would not have an adverse effect on the Howmet systems. However, responses to date have indicated no significant problems.

  Risk Assessment, Worst Case Scenarios and Contingency Planning:  Management
  --------------------------------------------------------------
believes that the most likely worst case Year 2000 scenario for the Company would be a shut down of individual pieces of critical equipment or computer systems at one or two of its manufacturing facilities for one or two weeks disrupting but not totally eliminating production at those plants. Work-around procedures would probably be established by the end of that period. Total remediation of the underlying problem may stretch over a six-month period or longer. Management further believes that this is more likely to occur at its foreign facilities than its U.S. plants. Even in this eventuality, management believes any loss of revenue during the period involved will be substantially recovered in later periods as a result of deferral rather than cancellation of orders or deliveries; but no assurance can be given in this regard.

  During 1999 the Company will focus on further evaluation of customer and supplier readiness, testing systems with embedded processors and business systems, risk assessment, and contingency planning.

  The Company is currently developing Year 2000 contingency plans in three areas: 1) business systems processing at the Company's primary data center, 2) procurement activities for critical raw materials and services including transportation, and 3) local manufacturing processes and systems at each facility. These plans are expected to be complete during the third quarter of 1999 and will employ methods such as alternate manual processes for critical applications; installation of a generator at the Company's primary data center; the establishment of a corporate command post; full staffing of information technology and plant maintenance personnel during the year-end weekend; extensive future date testing; methods to assure adequate inventory of materials, if any, identified as susceptible to supply interruption; extra product quality testing in 2000; validation of customer and supplier electronic data interchanges; critical equipment shut-downs on December

31, 1999; and active monitoring, measuring and auditing of plant compliance. While diligent efforts have been made to anticipate and mitigate risks, it is possible that the inability of the Company or its suppliers or customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse effect on the Company.

  Cost Information:  The estimated cost at completion for all phases of the
  ----------------
Company's Year 2000 project is $16.5 million. An estimated $6.5 million (39%) of this expense is for information systems labor and miscellaneous project costs; these costs are being expensed as routine information systems maintenance as incurred over the three-year duration of the project. Another $7.5 million (46%) is for software purchase and implementation costs for applications that were installed as scheduled or, on an expedited basis, for Year 2000 purposes. An additional $2.5 million (15%) is for infrastructure upgrades or replacement.

  Approximately $9.3 million (56%) had been expended as of December 31, 1998; the Company expects to spend $7.2 million (44%) in 1999.

EURO CONVERSION

  The Company continues to assess the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, from January 1, 1999 to December 31, 2001, and after full Euro conversion, effective July 1, 2002. The Company does not expect the Euro conversion to impact materially its competitive position, nor to impact significantly its computer software plans. Nor does the Company expect any significant changes to its current hedging policy nor any significant increases in its foreign exchange exposure. Until the Company completes its assessment of the Euro conversion impact, however, there can be no assurance that the Euro conversion will not have a material impact on the overall business operations of the Company.

ITEM 2 --   PROPERTIES

  The Company has twenty-one facilities in the United States, four in France, two in the United Kingdom, two in Canada and one in Japan. The Company has planned capacity expansion for airfoil production for aerospace and industrial gas turbine products. The Company is building a new 120,000 square foot airfoil casting facility at its Whitehall, Michigan location. Cercast's Montreal, Canada aluminum casting operation is in the process of moving from the facility listed below to a newly constructed 188,000 square foot plant in Laval, Quebec. Completed and planned facility expansion is considered sufficient to meet the Company's operating needs. The facilities described below are all owned by Howmet Corporation or its subsidiaries, except as otherwise indicated:

  During 1998, additions to property, plant and equipment totaled $83 million.

Location (No. of Facilities)                  Size (Sq. Ft.)
------------------------------               -----------------
Bethlehem, Pennsylvania                       47,200  (leased)
Branford, Connecticut                        138,420
City of Industry, California                  50,000  (leased)
Cleveland, Ohio                              100,000
Dover, New Jersey (2)                        240,142
                                             117,000
Hampton, Virginia (2)                        198,000
                                              98,000
                                              17,130  (leased)
Hillsboro, Texas                              68,000  (leased)
LaPorte, Indiana (2)                         186,100
                                             132,748  (a)
Morristown, Tennessee                        111,435
Whitehall, Michigan (7)                      254,354
                                             113,779
                                             114,740
                                              86,722
                                              58,926
                                              58,465
                                              23,700  (b)
Wichita Falls, Texas                         227,000
Winsted, Connecticut                          81,000

Overseas
------------------------------
Dives, France                                255,858
Evron, France                                 86,000
Exeter, U.K. (2)                             184,350
                                              68,760
                                              66,800  (leased)
Gennevilliers, France                         47,361
Georgetown, Ontario                           37,000  (leased)
Le Creusot, France                           156,077
Montreal, Quebec                              11,200
                                              99,900  (leased)
Terai, Japan                                  53,000

(a)  Howmet Transport Services warehouse
(b) Facility owned by the Company and operated by and leased to its joint venture company, Sprayform Technologies International, L.L.C.


ITEM 3 --   LEGAL PROCEEDINGS

  The Company is a party to certain pending proceedings regarding environmental matters (see "Business-Environmental Matters", page 4).

  Starting in September 1998, the Company's senior management became aware of possible violations of the U.S. Anti-Kickback Act of 1986 by several of Cercast's employees. This law prohibits receiving payments in return for favorable treatment in connection with U.S. government contracts or subcontracts. The Company promptly commenced an investigation, which is still continuing, and reported the matter to, and is cooperating with the U.S. Department of Defense and the Quebec Provincial police.

  Starting in late 1998, the Company also discovered certain testing and specification non-compliance issues at two of its Cercast aluminum casting operations (see "Customer Base" in "Cautionary Statement", page 6).

  On March 3, 1999, the Company received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast Canadian subsidiary is based on certain of the above testing issues and improper vendor payments that took place at the Cercast Canadian operations. Debarment does not affect existing Cercast contracts, other than extensions. The Company is taking steps to have the proposed Cercast debarment withdrawn. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to results of operations.

  See "Customer Base" in "Cautionary Statement", page 6, with respect to potential outcomes of proceedings under federal statutes and regulations relating to military and defense contractor sales.


  The Company, in its ordinary course of business, is party to various other legal actions, which management believes are routine in nature and incidental to its operations. Management believes that the outcome of any of these proceedings will not have a material adverse effect upon its results of operations, financial condition or liquidity.

ITEM 4 --   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.


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

  David L. Squier, age 53, has been President and Chief Executive Officer of Howmet Corporation since 1992 and has been President and Chief Executive Officer of the Company since October 1997. Mr. Squier began his association with Howmet Corporation when he joined the Corporate Planning department of its predecessor in December 1971. He was involved in manufacturing management from 1976 to 1978, became

General Manager of Howmet's Wichita Falls casting facility in 1979, and was promoted to Vice President of Operations in 1983. He was elected a Director of Howmet Corporation in 1987. He has been a Director of the Company since consummation of the Acquisition.

  Marklin Lasker, age 61, has been a Senior Vice President of Howmet Corporation since February 1992 and has been Senior Vice President-International Operations of the Company since October 1997. Before joining Howmet, Mr. Lasker was Vice President and General Manager for International Operations for the AlliedSignal Turbocharger Division from April 1984 to September 1991. He also held other managerial positions for AlliedSignal Aerospace Groups over a 20 year period.

  John C. Ritter, age 51, has been Senior Vice President and Chief Financial Officer of the Company since October 1997. From April 1996 until October 1997, Mr. Ritter was Vice President-Finance and Chief Financial Officer of Howmet Corporation. Prior to his employment at Howmet, he served as Vice President, Finance and Contracts, for AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. He has also held the positions of Vice President, Finance and Administration, Chemical Systems Division, and Manager, Business Analysis, Pratt & Whitney Aircraft-Government Products Division of United Technologies Corporation.

  James R. Stanley, age 57, has been a Senior Vice President of Howmet Corporation since 1992 and has been Senior Vice President-United States Operations of the Company from October 1997 to November 1998 and Senior Vice President-North American Operations since then. Previous to his employment at Howmet, Mr. Stanley was the Vice President and General Manager of Customer Support and Marketing at the Textron Turbine Engine Division of Textron, Inc. from August 1990 to January 1992. He also held the position of Vice President of Operations for Textron Lycoming and held numerous managerial positions for nearly 20 years at General Electric-Aircraft Engines.

  Roland A. Paul, age 62, has been Vice President-General Counsel and Secretary of Howmet Corporation since 1976 and has been Vice President-General Counsel and Secretary of the Company since October 1997. Mr. Paul was previously in private practice as an attorney at law firms in New York and Paris and served as Counsel to the United States Senate Foreign Relations Subcommittee on United States Security Commitments Abroad.

  Nicholas J. Iuanow, age 40, has been Treasurer of the Company since May 1998. He has been Treasurer of Cordant since 1994, and a Vice President since October 1997. He was Assistant Treasurer of Cordant from 1989 to 1993.

  B. Dennis Albrechtsen, age 54, has been Vice President-Manufacturing of Howmet Corporation since September 1997. Prior to that he held the position of General Manager of the Howmet Whitehall Castings facility beginning in 1994. Prior to this, he served Howmet Corporation as Vice President, Airfoil Operations beginning in October 1988. He has also held managerial positions at Howmet Corporation's Whitehall, Michigan; Dover, New Jersey; and Wichita Falls, Texas casting plants.

PART II

ITEM 5 --   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 (a)  Market Information.

  The Company's Common Stock, $.01 par value, trades on the New York Stock Exchange. Other information required with respect to this Item 5 (a) is included in the section "Recent Market Prices and Dividends" on page F-35 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in Exhibit 13.

 (b)  Holders.

 As of March 16, 1999 there were 273 stockholders of record of the Company's Common Stock.

 (c)  Dividends.

  During 1997 and 1998 the Company did not declare or pay any dividends. The Company does not expect to pay cash dividends on the Common Stock for the foreseeable future. Certain of the Company's debt instruments contain financial covenants that could restrict the payment of dividends by the Company to its stockholders. Information with respect to restrictions on the payment of dividends is incorporated by reference to information contained in Note 7 of "Notes to Consolidated Financial Statements" on page F-12 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in Exhibit 13.


ITEM 6 --   SELECTED FINANCIAL DATA

  Information required with respect to this Item 6 is included in the section "Selected Financial Data" on page F-36 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in
Exhibit 13.


ITEM 7 --   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

  Information required with respect to this Item 7 is included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-27 to F-35 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in
Exhibit 13.


ITEM 7A --   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Information required with respect to this Item 7A is included in the section "Market Risk" on pages F-32 to F-33 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in
Exhibit 13.

ITEM 8 --   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required with respect to this Item 8 are contained in the Consolidated Financial Statements of the Company included on pages F-1 to F-26 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in Exhibit 13.

  See "Item 14 (a) Documents Filed as Part of this Report -- (1) Financial Statements" on page 18. The supplemental financial information required with respect to this Item 8 is filed as "Financial Statement Schedules" pursuant to
Item 14. See "Item 14 (a) Documents Filed as Part of this Report -- (2) Financial Statement Schedules" on page 18.

  Information with respect to quarterly financial highlights is included in Note 22 of "Notes to Consolidated Financial Statements" on page F-25 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference in Exhibit 13.


ITEM 9 --   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

 None.

PART III

ITEM 10 --   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information concerning the Company's Directors and nominees for Director is included on pages 2-5 of the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference. Information concerning the Company's officers is included on pages 13-14 of Part I hereof. Information concerning disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth on page 6 of the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated herein by reference.


ITEM 11 --   EXECUTIVE COMPENSATION

  Information required with respect to this Item 11 is included in the section "Executive Compensation" on pages 7-14 of the Company's definitive Proxy Statement dated March 24, 1999 and is incorporated herein by reference.


ITEM 12 --   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required with respect to this Item 12 is included in the section "Voting Securities and Principal Holders Thereof" on pages 5-6 of the Company's definitive Proxy Statement dated March 24, 1999 and is incorporated herein by reference.


ITEM 13 --   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required with respect to this Item 13 is included in the sections "Cordant Technologies Stock Options," "Employment Agreements," and "Arrangements Among the Company, Carlyle and Cordant Technologies" on pages 11-14 of the Company's definitive Proxy Statement dated March 24, 1999 and is incorporated herein by reference.

PART IV

ITEM 14 --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) DOCUMENTS FILED AS PART OF THIS REPORT

     (1) -- FINANCIAL STATEMENTS

  The following Consolidated Financial Statements of the Company and its subsidiaries are included on pages F-1 to F-35 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and are incorporated herein by reference in Exhibit 13.

Management's Report on Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Income -- Years Ended December 31, 1998, 1997 and
1996

Consolidated Balance Sheets -- December 31, 1998 and 1997

Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock --Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

     (2) -- FINANCIAL STATEMENT SCHEDULES

  The Financial Statement Schedules of the Company and its subsidiaries listed below are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the Company:

Schedule I -- Condensed Financial Information of Howmet
International Inc. (Parent Company)                                I-1 to I-4
Schedule II -- Valuation and Qualifying  Accounts                  II - 1

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are otherwise inapplicable, and therefore have been omitted.

(3) -- EXHIBITS

Regulation
S-K
Exhibit
No.   Description
---   ------------



3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333- 37573)).

3.2 Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.2 Specimen Certificate of the 9.0% Series A Senior Cumulative Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

4.3 IPO Agreement dated as of October 8, 1997 by and among the Company, Thiokol Corporation, Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P. (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed November 12, 1997 (registration no. 333-37573)).

4.4 Corporate Agreement dated as of December 2, 1997 by and among the Company, Thiokol Corporation and Thiokol Holding Corporation (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998.).

4.5 Credit Agreement dated as of December 16, 1997 among Howmet Corporation, various institutions as Lenders, ABN AMRO Bank N.V. and Bankers Trust Company as Co-Documentation Agents, and The First National Bank of Chicago as Agent, together with certain collateral documents attached thereto as exhibits, including the Pledge Agreements among Howmet Ltd. and, Howmet S.A., Howmet Corporation, and the First National Bank of Chicago. (incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

4.6 Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 among Blade Receivables Corporation as Transferor, Howmet Corporation as Servicer and Manufacturers and Traders Trust Company as Trustee together with certain collateral documents attached thereto as exhibits, including the Amended and Restated Receivables Purchase Agreement dated as of April 18, 1996 between Howmet Corporation and certain subsidiaries of Howmet Corporation, as Settlors, and Blade Receivables Corporation as Buyer (incorporated herein by reference to Exhibit 4.7 to Howmet Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

4.7 Repurchase Agreement dated May 16, 1997 (under the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 16, 1996 (Exhibit 4.12)), among Howmet Corporation, Howmet Cercast (U.S.A.), Inc., Howmet Refurbishment, Inc., Howmet-Tempcraft, Inc., Turbine Components Corporation, Blade Receivables Corporation, and

          Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

4.8 Amending Agreement dated August 29, 1997 (amending the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 (Exhibit 4.12)) among Blade Receivables Corporation, Howmet Corporation, Manufacturers and Traders Trust Company, as Trustee, Falcon Asset Securitization Corporation, Alpine Securitization Corp., Credit Suisse First Boston, New York Branch, and The First National Bank of Chicago, as Agent for Falcon Asset Securitization Corporation and Alpine Securitization Corp. (incorporated herein by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

4.9(a) Form of Amended Series A Note Due 1999 (incorporated herein by reference to Exhibit 4.16(a) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.9(b)    Form of Series B Note Due 1999 (incorporated herein by reference to
          Exhibit 4.16(b) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.9(c) Form of Amendment No. 1 to Series B Notes (incorporated herein by reference to Exhibit 4.16(c) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.9(d) Form of Amended and Restated Series B Note Due 1999 (incorporated herein by reference to Exhibit 4.16(d) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4.9(e) Form of Amended Series C Note Due 1999 (incorporated herein by reference to Exhibit 4.16(e) to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed November 21, 1997 (registration no. 333-37573)).

4(iii) The Company agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the Company and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1* Howmet Corporation Annual Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.2* Howmet Restructuring Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.3* Howmet Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.4* Howmet Corporation Transaction Incentive Payments Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.5* Howmet Corporation Enhanced Bonus Program for Employees Grade 22 and Above (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.6* 1986 Howmet Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.7* Howmet Corporation 1995 Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.8* Employment Agreement dated October 4, 1995, between Howmet Corporation and Mark Lasker (incorporated herein by reference to Exhibit 10.11 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.9* Employment Agreement dated October 4, 1995, between Howmet Corporation and James Stanley (incorporated herein by reference to Exhibit 10.13 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.10* Employment Agreement dated October 4, 1995, between Howmet Corporation and David Squier (incorporated herein by reference to Exhibit 10.17 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.11* Employment Agreement dated July 1, 1984, between Howmet Turbine Components Corporation and B. Dennis Albrechtsen (incorporated herein by reference to Exhibit 10.18 to Howmet Corporation's Registration Statement on Form S-4 filed January 9, 1996 (registration no. 333-00200)).

10.12* Letter Agreement regarding payment of life insurance between Howmet Corporation and David L. Squier (incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

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

10.14 Amended and Restated Management Agreement between Howmet Corporation and TCG Holdings, L.L.C., dated as of December 2, 1997. (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26,
          1998).

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

10.16* Revised Employment Letter dated February 13, 1996, between Howmet Corporation and John C. Ritter (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to Howmet

          Corporation's Registration Statement on Form S-4 filed June 11, 1996 (registration no. 333-00200)).

10.17* Stock Appreciation Right Agreement between Howmet Corporation and David L. Squier dated May 17, 1996 (incorporated herein by reference to Exhibit 10.24 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.18* Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated May 17, 1996 (incorporated herein by reference to
          Exhibit 10.25 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.19* Stock Appreciation Right Agreement between Howmet Corporation and Marklin Lasker dated May 17, 1996 (incorporated herein by reference to
          Exhibit 10.26 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.20*    Stock Appreciation Right Agreement between Howmet Corporation and John
          C. Ritter dated May 17, 1996 (incorporated herein by reference to
          Exhibit 10.27 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.21* Stock Appreciation Right Agreement between Howmet Corporation and B. Dennis Albrechtsen dated May 17, 1996 (incorporated herein by reference to Exhibit 10.29 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.22* Employment Agreement dated October 4, 1995 between Howmet Corporation and Roland Paul (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.23* The Howmet Corporation Nonqualified Deferred Compensation Trust dated April 29, 1996 (incorporated herein by reference to Exhibit 10.31 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.25 Intercompany Services Agreement between the Company and Thiokol Corporation dated December 2, 1997 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

10.26* Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and David L. Squier dated November
          1997(incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

10.27* Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and Marklin Lasker dated November 10, 1997 (incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

10.28* Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and James Stanley dated November 10, 1997 (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

10.29* Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and John C. Ritter dated November 1997 (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

10.30* Agreement and Amendment to Stock Appreciation Right Agreement between Howmet Corporation and B. Dennis Albrechtsen dated November 8, 1997 (incorporated herein by reference to Exhibit

          10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

10.31* Howmet Corporation Second Amended and Restated Special Executive Deferred Compensation Plan, dated November 24, 1997 (incorporated herein by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,1998, filed May 12,
          1998).

10.32* Howmet International Inc. Amended and Restated 1997 Stock Awards Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 10, 1998).

10.33* Form of Howmet International Inc. Nonqualified Stock Option Grant Agreement (incorporated herein by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 10, 1998).

10.34* Form of Howmet International Inc. Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 10, 1998).

11        Statement re computation of per share earnings

          Statement re computation of per share earnings of the Company and subsidiaries is contained in Note 2 of "Notes to Consolidated Financial Statements" on page F-8 of Exhibit A to the Company's definitive Proxy Statement dated March 24, 1999, and is incorporated by reference herein.

13        Annual Report to security holders of the Company.

          Applicable sections of the Annual Report to Stockholders of the Company for fiscal year 1998 are set forth as Exhibit A "Financial Information," to the Company's definitive Proxy Statement dated March 24, 1999 (pages F-1 to F-36), and are incorporated by reference herein.

21        List of Significant Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27.1      Financial Data Schedule for the year ended December 31, 1998.

27.2 Restated Financial Data Schedule for the prior reporting periods of the three months ended March 31, 1998, the six months ended June 30, 1998 and the nine months ended September 30, 1998.

27.3 Restated Financial Data Schedule for the prior reporting periods of the six months ended June 30, 1997, the nine months ended September 30, 1997, the year ended December 31, 1997 and the year ended December 31, 1996.

___________________
*         Management contract or compensatory arrangement

 (b) REPORTS ON FORM 8-K

  The Company filed a report on Form 8-K on October 30, 1998. (Item 5 -- Other Events) reporting selection of Whitehall, Michigan as the site of a previously announced new manufacturing facility.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HOWMET INTERNATIONAL INC.

Dated: March 19, 1999              By:  /s/ John C. Ritter
                                        ------------------
                                        John C. Ritter
                                        Senior Vice President and Chief
                                         Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                                   TITLE                     DATE
----------------------------------------  -------------------------------  -----------------

            /s/ James R. Wilson               Chairman of the Board        February 12, 1999
----------------------------------------          and Director
            James R. Wilson

            /s/ David L. Squier           Director, President and Chief    February 12, 1999
----------------------------------------   Executive Officer (principal
            David L. Squier                     executive officer)


            /s/ John C. Ritter              Senior Vice President and      February 12, 1999
----------------------------------------      Chief Financial Officer
            John C. Ritter                 (principal financial officer)


            /s/ George T. Milano               Corporate Controller        February 12, 1999
----------------------------------------  (principal accounting officer)
            George T. Milano

            /s/ William E. Conway, Jr.               Director              February 12, 1999
----------------------------------------
            William E. Conway

            /s/ Richard L. Corbin                    Director              February 12, 1999
----------------------------------------
            Richard L. Corbin

            /s/ Edsel D. Dunford                     Director              February 12, 1999
----------------------------------------
            Edsel D. Dunford

            /s/ James R. Mellor                      Director              February 12, 1999
----------------------------------------
            James R. Mellor

            /s/ D. Larry Moore                       Director              February 12, 1999
----------------------------------------
            D. Larry Moore

            /s/ James D. Woods                       Director              February 12, 1999
----------------------------------------
            James D. Woods

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                            Condensed Balance Sheets
                             (Dollars in millions)



                                                                          December 31,
                                                                     1998             1997
                                                                -------------     ------------
Assets
Current deferred income taxes                                          $   .2           $  1.0
Investment in subsidiaries                                              437.3            327.6
                                                                -------------     ------------
Total assets                                                           $437.5           $328.6
                                                                =============     ============

Liabilities, redeemable preferred stock and
 stockholders' equity
Current accrued liabilities                                            $   .6           $  2.9
Redeemable preferred stock                                               65.6             60.0
Stockholders' equity                                                    371.3            265.7
                                                                -------------     ------------
Total liabilities, redeemable preferred stock and
 stockholders' equity                                                  $437.5           $328.6
                                                                =============     ============



                See notes to the condensed financial statements.

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                       Condensed Statements of Operations
                             (Dollars in millions)


                                                                             Year Ended December 31,

                                                          1998                     1997                       1996
                                                     ---------------         ----------------           ---------------
General and administrative expense                            $ (2.0)                  $    -                 $       -
Public stock offering costs                                        -                     (2.9)                        -
Interest expense                                                 (.5)                       -                         -
Income tax benefit                                                .9                      1.0                         -
Equity in earnings of subsidiaries before
 extraordinary item                                            112.0                     73.9                      25.6
                                                     ---------------         ----------------           ---------------
Income before extraordinary item                               110.4                     72.0                      25.6
Extraordinary item subsidiary's loss on early
 retirement of debt, net of income taxes of $7.9                   -                    (12.3)                        -
                                                     ----------------        -----------------          ----------------

Net income                                                     110.4                     59.7                      25.6
Payment-in-kind dividends on redeemable
 preferred stock                                                (5.6)                    (5.1)                     (4.6)
                                                     ---------------         ----------------           ---------------

Net income applicable to common stock                         $104.8                   $ 54.6                     $21.0
                                                     ===============         ================           ===============

Per common share amounts, basic and diluted:
  Income before extraordinary item                            $ 1.05                   $  .67                     $ .21
  Extraordinary item                                               -                     (.12)                        -
                                                     ---------------         ----------------           ---------------
  Net income                                                  $ 1.05                   $  .55                     $ .21
                                                     ===============         ================           ===============



                See notes to the condensed financial statements

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)


                    Notes to Condensed Financial Statements


1.  GENERAL

These parent company only financial statements should be read in conjunction with the Howmet International Inc. ("HII") consolidated financial statements, included in Exhibit A to the HII definitive Proxy Statement dated March 24, 1999 and incorporated herein by reference. Note 1 to such consolidated financial statements presents the HII, Howmet Holdings Corporation and Howmet Corporation relationships.

In these parent company only financial statements, HII investments in its wholly-owned subsidiaries are stated at cost plus the undistributed earnings and cumulative translation adjustments of the subsidiaries, net of payables to subsidiaries of $6.9 million and $4 million at December 31, 1998 and 1997, respectively.

2.  CASH FLOWS INFORMATION

HII had no cash flows for the years ended December 31, 1998, 1997 and 1996.

3.  ENVIRONMENTAL MATTERS

In connection with the Acquisition, Pechiney, S.A. indemnified HII for environmental liabilities relating to Howmet Corporation and stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the environmental matters discussed in the next two paragraphs. It is probable that changes in any of the accrued liabilities discussed in the next two paragraphs will result in an equal change in the amount receivable from Pechiney, S.A. pursuant to this indemnification.

HII has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection (the "NJDEP"), and HII is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between Howmet Corporation and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. HII has recorded a $2 million long-term liability as of December 31, 1998 and 1997 for this matter. The indemnification discussed above applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at HII's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous types of materials at nine other on-site and off-site locations. HII has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At December 31, 1998, $4.2 million of accrued environmental liabilities are included in the consolidated balance sheet for these nine sites. The December 31, 1997 balance sheet includes $4.4 million of accrued liabilities for eight such sites. The indemnification discussed above applies to the costs associated with this matter.

In addition to the above environmental matters, and unrelated to Howmet Corporation, Howmet Holdings Corporation and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960's. These liabilities include approximately $16 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify HII for such liabilities. In connection with these environmental matters, HII recorded a $26 million liability and an equal $26 million receivable from

                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

              Notes to Condensed Financial Statements (Continued)


3.  ENVIRONMENTAL MATTERS (Continued)

Pechiney, S.A. as of December 31, 1998 and $29.3 million for both the liability and receivable as of December 31, 1997.

Estimated environmental costs are not expected to materially impact the financial position or the results of HII's operations in future periods. However, environmental clean-ups are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any losses which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

4.  CONTINGENT MATTERS

Starting in late 1998, HII discovered certain product testing and specification non-compliance issues at two of its Cercast aluminum casting operations. HII notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. Data collection and analysis must be completed before a definitive estimate of the cost to resolve these matters can be completed. Customers have asserted no formal claims, and HII knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, HII has recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. Based on currently known facts, HII believes that additional costs beyond $4 million, if any, would not have a material adverse effect on HII's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

HII, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. HII believes these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition.

5.  EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS  (Unaudited)

On March 3, 1999, HII received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to HII's Cercast Canadian subsidiary is based on certain of the testing issues discussed in Note 4 and improper vendor payments that took place at the Cercast Canadian operations. Debarment does not affect existing contracts, other than extensions. HII is taking steps to have the proposed Cercast debarment withdrawn. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, HII believes that such impact would be immaterial to results of operations.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           HOWMET INTERNATIONAL INC.
                             (Dollars in millions)

                                Balance at
                               beginning of     Charged to costs     Charged to       Deductions       Balance at
       Description                period          and expenses(a)  other accounts   from reserves(a)  end of period
--------------------------  ------------------  -----------------  ---------------  --------------    -------------

FOR THE YEAR ENDED DECEMBER 31, 1998

Reserves:
 Accounts Receivable                     $ 4.4                .9               --             (.1)          $ 5.2
 Warranty Reserve                        $13.7               2.6               --            (3.0)          $13.3


  FOR THE YEAR ENDED DECEMBER 31, 1997
Reserves:
 Accounts Receivable                     $ 5.6                .1              (.7)            (.6)          $ 4.4
 Warranty Reserve                        $ 8.1               6.5               --             (.9)          $13.7


  FOR THE YEAR ENDED DECEMBER 31, 1996
Reserves:
 Accounts Receivable                     $ 8.2                .5               --            (3.1)          $ 5.6
 Warranty Reserve                        $ 4.0               4.1               --              --           $ 8.1


(a) 1997 and 1996 Accounts Receivable amounts have been changed to conform to the 1998 presentation.