Form 10-Q
period 1999-03-31
HOWMET INTERNATIONAL INC
filed 1999-04-27
CIK 1047378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999


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

        Common Stock, $0.01 par value, as of April 26, 1999: 100,016,758 shares

                            Howmet International Inc.
                          Quarterly Report on Form 10-Q
                                 March 31, 1999


                                TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

         Consolidated Statements of Income - Three months ended
          March 31, 1999 and 1998                                              3

         Consolidated Condensed Balance Sheets - March 31, 1999
          and December 31, 1998                                                4

         Consolidated Statements of Cash Flows - Three months ended
          March 31, 1999 and 1998                                              5

         Consolidated Statements of Common Stockholders' Equity
          and Redeemable Preferred Stock - Three months ended
          March 31, 1999 and 1998                                              6

         Notes to Consolidated Financial Statements                            7

Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3 -- Quantitative and Qualitative Disclosure about Market Risk           14


Part II.  OTHER INFORMATION

Item 5 -- Other Information                                                   15
Item 6 -- Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            Howmet International Inc.

                  Consolidated Statements of Income (Unaudited)

                      (in millions, except per share data)


                                                                     Three Months Ended
                                                                         March 31,
                                                               -------------------------------
                                                                    1999            1998
----------------------------------------------------------------------------------------------

Net sales                                                         $372.7           $328.4

Operating expenses:
  Cost of sales                                                    284.6            252.7
  Selling, general and administrative expense                       26.0             25.8
  Research and development expense                                   4.9              5.1
                                                               ---------------  --------------
                                                                   315.5            283.6
                                                               ---------------  --------------

Income from operations                                              57.2             44.8

Interest income                                                       .2               .4
Interest expense                                                    (1.9)            (3.8)
Other, net                                                           (.3)             (.6)
                                                               ---------------  --------------

Income before income taxes                                          55.2             40.8
Income taxes                                                       (20.4)           (16.3)
                                                               ---------------  --------------

Net income                                                          34.8             24.5

Dividends on redeemable preferred stock                              (.8)            (1.4)
                                                               ---------------  --------------


Net income applicable to common stock                             $ 34.0           $ 23.1
                                                               ===============  ==============

Net income per common share, basic and diluted                    $  .34           $  .23
                                                               ===============  ==============




See notes to consolidated financial statements.



                            Howmet International Inc.

                      Consolidated Condensed Balance Sheets

                        (in millions, except share data)
                                                                         March 31,     December 31,
                                                                            1999           1998
----------------------------------------------------------------------------------------------------
                                                                        (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                               $   18.1      $    37.6
  Accounts receivable (less allowance of $5.1 and $5.2)                       85.7           84.1
  Inventories                                                                168.5          161.9
  Retained receivables                                                        54.6           32.0
  Deferred income taxes                                                       16.2           16.2
  Other current assets                                                         5.4            3.0
  Restricted Trust  (a)                                                        -            716.4
                                                                        -------------  -------------
Total current assets                                                         348.5        1,051.2

Property, plant and equipment, net                                           343.2          334.9
Goodwill, net                                                                219.4          221.1
Patents and technology and other intangible assets, net                      112.2          115.1
Other noncurrent assets                                                       74.5           78.3
                                                                        -------------  -------------
Total assets                                                              $1,097.8       $1,800.6
                                                                        =============  =============

Liabilities,   redeemable  preferred  stock  and  stockholders'  equity  Current liabilities:
  Accounts payable                                                        $   81.7       $  101.5
  Accrued compensation                                                        36.1           45.0
  Other accrued liabilities                                                  108.3          108.7
  Income taxes payable                                                        64.4           44.8
  Short term debt                                                             61.0           28.0
  Pechiney Notes  (a)                                                          -            716.4
                                                                        -------------  -------------
Total current liabilities                                                    351.5        1,044.4

Accrued retiree benefits other than pensions                                  98.3           96.8
Accrued pension liability                                                     49.8           49.0
Other noncurrent liabilities                                                 105.1          108.4
Deferred income taxes                                                          1.7            2.1
Long-term debt                                                                93.0           63.0
                                                                        -------------  -------------
Total noncurrent liabilities                                                 347.9          319.3

Commitments and contingencies

Redeemable preferred stock                                                     -             65.6

Stockholders' equity:
  Preferred  stock,   authorized  -  10,000,000   shares,   issued  and        -              -
    outstanding - 0 shares
  Common stock, $.01 par value, authorized - 400,000,000 shares,
     issued and outstanding: 1999 - 100,014,258 shares; 1998 -                 1.0            1.0
    100,005,356 shares
  Capital surplus                                                            195.2          195.1
  Retained earnings                                                          214.1          180.1
  Accumulated other comprehensive income                                     (11.9)          (4.9)
                                                                        -------------  -------------
Total stockholders' equity                                                   398.4          371.3
                                                                        -------------  -------------
Total liabilities, redeemable preferred stock and stockholders' equity    $1,097.8       $1,800.6
                                                                        =============  =============

(a) The Restricted Trust held a note receivable from Pechiney, S.A. and related letters of credit that secured Pechiney, S.A.'s agreement to repay the Pechiney Notes. Pechiney, S.A. (the Company's previous owner) paid the Notes in full on January 4, 1999, and the Restricted Trust was terminated. No Company funds were used in the payment of the Notes.

See notes to consolidated financial statements.



                            Howmet International Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                  (in millions)




                                                                        Three Months Ended
                                                                             March 31,
                                                                ------------------------------------
                                                                      1999               1998
----------------------------------------------------------------------------------------------------
Operating activities
Net income                                                           $  34.8            $  24.5
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                       16.2               14.5
    Changes in assets and liabilities:
      Receivables                                                      (28.3)             (37.8)
      Inventories                                                       (8.3)                .1
      Accounts payable and accrued liabilities                         (25.9)             (25.1)
      Deferred income taxes                                              (.7)              (1.7)
      Income taxes payable                                              20.0               16.0
      Long-term SARs accrual                                            (1.0)              (2.4)
      Other,  net                                                        3.0                6.5
                                                                -----------------  -----------------

         Net cash provided (used) by operating activities                9.8               (5.4)

Investing activities
Purchases of property, plant and equipment                             (23.3)             (16.6)
                                                                -----------------  -----------------

         Net cash used by investing activities                         (23.3)             (16.6)

Financing activities
Net change in short-term debt                                           32.7                -
Issuance of long-term debt                                              65.0               33.6
Repayment of long-term debt                                            (35.0)             (35.2)
Redemption of preferred stock                                          (66.4)               -
                                                                -----------------  -----------------

         Net cash used by financing activities                          (3.7)              (1.6)

Foreign currency rate changes                                           (2.3)                .1
                                                                -----------------  -----------------
Decrease in cash and cash equivalents                                  (19.5)             (23.5)
                                                                -----------------  -----------------

Cash and cash equivalents at beginning of period                        37.6               45.4
                                                                -----------------  -----------------

Cash and cash equivalents at end of period                           $  18.1            $  21.9
                                                                =================  =================


See notes to consolidated financial statements




                            Howmet International Inc.

       Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock (Unaudited)

                        (in millions, except share data)


                                                                    Accumulated     Total
                                                                       Other        Common          Redeemable
                              Common Stock       Capital  Retained  Comprehensive Stockholders'  Preferred Stock
                             Shares     Amount   Surplus  Earnings    Income        Equity       Shares    Amount
--------------------------- ---------   -------- -------- --------- ------------ -----------   ---------- --------


Balance, December 31, 1997  100,000,000  $1.0    $195.0   $ 75.3       $(5.6)       $265.7        6,001       $60.0
                                                                                   -------
Comprehensive income:
  Net income                                                24.5                     24.5
  Other comprehensive
  income                                                                              -
                                                                                  -------
  Total comprehensive
  income                                                                             24.5
                                                                                  -------
Dividends - redeemable
  preferred stock                                           (1.4)                    (1.4)         135         1.4
--------------------------- -----------  -----   -------  ---------  ---------   ---------     -------     -------
Balance, March 31, 1998     100,000,000  $1.0    $195.0   $ 98.4       $(5.6)      $288.8        6,136       $61.4
=========================== ===========  =====   =======  =========  =========   =========     =======     =======


Balance, December 31, 1998  100,005,356  $1.0    $195.1   $180.1       $(4.9)      $371.3        6,560       $65.6
                                                                                  -------
Comprehensive income:
  Net income                                                34.8                     34.8
  Other comprehensive
  income
    Foreign exchange
     translation adjustment                                             (7.0)        (7.0)
                                                                                  -------
  Total comprehensive
  income                                                                             27.8
                                                                                  -------
Dividends - redeemable
  preferred stock                                            (.8)                     (.8)         78          .8
Redeemable preferred
  stock redemption                                                                             (6,638)      (66.4)
Shares issued                     8,902               .1                               .1
--------------------------- -----------  -----   -------  ---------  ---------   ---------     -------     -------
Balance, March 31, 1999     100,014,258  $1.0     $195.2  $214.1      $(11.9)      $398.4         -           -
=========================== ===========  =====   =======  =========  =========   =========     =======     =======



See notes to consolidated financial statements.

                            Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


A.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1998 has been derived from the Company's audited financial statements at that date. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Notice of 1999 Annual Meeting and Proxy Statement, Exhibit A, incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.


B.  INVENTORIES

Inventories are summarized as follows (in millions):



                                                      March 31,      December 31,
                                                        1999             1998
                                                    --------------  ---------------

Raw materials and supplies                             $  56.3         $  56.7
Work in progress                                          80.7            78.8
Finished goods                                            34.3            29.7
                                                    --------------  ---------------
FIFO inventory                                           171.3           165.2
LIFO valuation adjustment                                 (2.8)           (3.3)
                                                    --------------  ---------------
                                                        $168.5          $161.9
                                                    ==============  ===============

At March 31, 1999 and December 31, 1998, inventories include $114.9 million and $111.8 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

                            Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


C.  SEGMENT INFORMATION

The Company's reportable segment manufactures investment cast components for the commercial and defense aero and industrial gas turbine ("IGT") industries. The Company conducts this business at many operating units which are similar in terms of product, production process, customer and distribution systems and have similar economic characteristics. These similar operating units have been aggregated for presentation purposes below.

Data for the investment casting segment and a reconciliation to consolidated amounts are presented in the tables below. Amounts below the "Income from operations" line in the consolidated statements of income are not allocated to the investment casting segment and, therefore, are not presented below.


                                                                      Three Months Ended
                                                                           March 31,
                                                               ----------------------------------
(in millions)                                                       1999               1998
-------------------------------------------------------------------------------------------------

Net sales to external customers:
    Investment casting and consolidated                             $372.7             $328.4
-------------------------------------------------------------------------------------------------


Income from operations:
    Investment casting                                              $ 62.1             $ 52.4
    SARs expense                                                       1.0               (2.7)
    Other unallocated corporate expense, net                          (5.9)              (4.9)
-------------------------------------------------------------------------------------------------
        Consolidated                                                $ 57.2             $ 44.8
-------------------------------------------------------------------------------------------------


D.  PREFERRED STOCK REDEMPTION

At December 31, 1998, the Company had issued and outstanding 6,560 shares of the authorized 15,000 shares, $.01 par value and $10,000 per share liquidation value, of 9% Series A Senior Cumulative Preferred Stock.
Dividends on this preferred stock was at 9% payable-in-kind.

On February 17, 1999, the Company redeemed all of the outstanding preferred stock at its $66.4 million book value. The Company borrowed under its revolving credit facility to make this redemption. On February 17, 1999, and at all previous times, all outstanding shares of this preferred stock were owned by Cordant Technologies Inc. ("Cordant").


E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,012,316 and 100,000,000 for the quarters ended March 31, 1999 and 1998, respectively). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (100,072,357 and 100,189,249 for the quarters ended March 31, 1999 and 1998, respectively).

                            Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


F.  OTHER INFORMATION

On February 8, 1999, Carlyle-Blade Acquisition Partners, L.P. sold its remaining 22,650,000 shares of the Company's common shares to Cordant. At March 31, 1999, Cordant holds 84.6% and the public holds 15.4% of the Company's outstanding common shares.

For the quarter ended March 31, 1999, selling, general and administrative expense was reduced by a $1 million pre-tax reduction in accrued expense recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan. The comparable 1998 quarter included $2.7 million of expense related to the SARs plan. The 1999 first quarter reduction of expense was caused by a reduction of the market price of the Company's common stock. The per share value of the outstanding SARs declines as the market price of the Company's common stock declines below $15. At March 31, 1999, the market price of the Company's common stock was $14.31 compared to a December 31, 1998 price that was higher than $15 per share (the upper limit for SARs compensation purposes).


G.  CONTINGENT MATTERS

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at two of Cercast's facilities. The Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve these matters can be completed. The Company knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, the Company has recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. Based on currently known facts, the Company believes that additional cost beyond $4 million, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

On March 3, 1999, the Company received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to the Company's Cercast Canadian subsidiary is based on certain product testing and specification non-compliance issues, and improper vendor payments that took place at the Cercast Montreal operations. Debarment does not affect existing Cercast contracts, other than extensions. The Company is negotiating an Administrative Agreement with the Air Force under which the Notice of Proposed Debarment would be terminated. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to results of operations.

The Company, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect on its operations or financial condition.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS
---------------------

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Summary financial information for the quarters ended March 31 follows (in millions):

                                                                                Better/
                                                   1999            1998         (Worse)         Percent
                                                ----------------------------------------------------------

Net Sales                                           $372.7        $328.4          $44.3            13
----------------------------------------------------------------------------------------------------------

Gross profit                                          88.1          75.7           12.4            16

Selling, general and administrative expense           26.0          25.8            (.2)           (1)
Research and development expense                       4.9           5.1             .2             4
----------------------------------------------------------------------------------------------------------

Income from operations                                57.2          44.8           12.4            28
Net interest expense                                  (1.7)         (3.4)           1.7            50
Other, net                                             (.3)          (.6)            .3            50
Income taxes                                         (20.4)        (16.3)          (4.1)          (25)
----------------------------------------------------------------------------------------------------------

Net income                                         $  34.8       $  24.5          $10.3            42
==========================================================================================================

Earnings per share (basic and diluted)             $   .34       $   .23          $ .11            48
==========================================================================================================

Net sales in the 1999 first quarter were 13% higher than in the 1998 first quarter. The 1999 sales increase is due primarily to volume increases in the industrial gas turbine market.

Gross profit was $12.4 million higher in the 1999 quarter than in the 1998 quarter. The principal reason for the 1999 improvement was increased volume. Cost control enabled the Company to capitalize on such volume increases.

Selling, general and administrative expense was $.2 million higher in the 1999 first quarter than in the 1998 quarter. The increase includes higher costs to support the higher volume levels and price level increases, offset by a decrease in expense due to a $3.7 million change in the amounts recorded in connection with the Company's Stock Appreciation Rights plan ("SARs"). In the 1999 quarter, a $1 million reduction of SARs expense was recorded versus $2.7 million of expense in the 1998 quarter. SARs benefit or expense is recognized each quarter based on employee vesting to date and also on the market price of the Company's stock at the end of the quarter compared to the market price at the previous quarter end, except for fluctuations above $15 per share (the upper limit for SARs compensation purposes). At March 31, 1999, the market price of the Company's common stock was $14.31 compared to $16.13 per share at December 31, 1998, which resulted in the $1 million 1999 benefit. If the market price at March 31, 1999 were $15 per share or higher, the Company would have recorded a $1.6 million expense for the 1999 quarter instead of the $1 million benefit (a combined $2.6 million pre-tax benefit to the 1999 first quarter). This benefit will reverse and adversely affect future results when the market price of the Company common stock increases to $15 or higher.

Net interest expense was $1.7 million lower in the 1999 first quarter compared with 1998. The reason for the decrease was lower debt levels and lower interest rates in the first quarter of 1999.

Income tax expense increased $4.1 million due to higher pre-tax income. The Company had an effective tax rate of 37% in 1999 compared with 40% for the same three-month period in 1998. The lower effective rate for 1999 was attributable primarily to higher estimates of research and development tax credits and a lower state rate. Beginning in February 1999, the Company's taxable income will be included in Cordant's consolidated Federal income tax return.

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at two of Cercast's facilities. The Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve these matters can be completed. The Company knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, the Company has recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. Based on currently known facts, the Company believes that additional cost beyond $4 million, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

On March 3, 1999, the Company received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to the Company's Cercast Canadian subsidiary is based on certain product testing and specification non-compliance issues and improper vendor payments that took place at the Cercast Montreal operations. Debarment does not affect existing Cercast contracts, other than extensions. The Company is negotiating an Administrative Agreement with the Air Force under which the Notice of Proposed Debarment would be terminated. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal requirements for cash are to provide working capital, service debt, finance capital expenditures and fund research and development. Based upon the current level of operations, management believes that cash from the aforementioned sources will be adequate to meet the Company's anticipated requirements for working capital, debt service, capital expenditures and research and development. To date, cash available after satisfaction of these requirements has been used to voluntarily repay debt prior to mandatory due dates.

Capital expenditures in the 1999 first quarter were $23.3 million. Capital expenditures for the full year are expected to be approximately $120 million. Such expenditures include amounts for previously announced plans to accelerate expansion of IGT capacity at three plants and to build a new aero-airfoil plant.

At March 31, 1999, there were $90 million of outstanding borrowings and $7.6 million of outstanding standby letter of credit under the $300 million revolving credit facility. An additional $2 million of standby letters of credit were outstanding under another facility. At March 31, 1999 $202.4 million of unused borrowing capacity was available under the Company's revolving credit facility.

At December 31, 1998, the Company's balance sheet includes $716.4 million of Pechiney Notes and a related $716.4 million Restricted Trust asset. On January 4, 1999 Pechiney, S.A. (the Company's previous owner) repaid the Pechiney Notes in full. As a result, the Restricted Trust, which secured Pechiney, S.A.'s agreement to repay the notes, was terminated. No Company funds were used in the payment of the notes.

Debt, excluding Pechiney Notes, plus redeemable preferred stock as a percentage of total capitalization (debt, excluding Pechiney Notes, plus redeemable preferred stock plus common stockholders' equity) was 28% at March 31, 1999 compared to 30% at December 31, 1998. The current ratio (excluding short-term debt and Pechiney Notes) was 1.2 at March 31, 1999 and 1.1 at December 31, 1998. Working capital (excluding short-term debt and Pechiney Notes) was $58 million and $34.8 million at March 31, 1999 and December 31, 1998, respectively.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The Company has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable as of March 31, 1999. The $54.6 million retained receivables, shown in the March 31, 1999 balance sheet represents the receivables set aside to replace sold receivables in the event they are not fully collected.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholders' equity, changed by $7 million, resulting in a $11.9 million negative balance at March 31, 1999. The change is primarily due to the strengthening of the U.S. dollar relative to the French franc.


FEBRUARY 1999 CHANGE IN OWNERSHIP AND PREFERRED STOCK REDEMPTION

On February 8, 1999, Carlyle-Blade Acquisition Partners, L.P. sold its remaining 22.65 million shares of Howmet International Inc. common stock to Cordant. At March 31, 1999, Cordant holds 84.6% and the public holds 15.4% of the outstanding Howmet International Inc. common stock.

On February 17, 1999, the Company exercised its option to redeem all of its outstanding 9% redeemable preferred stock. The payment was made to Cordant, the sole preferred stockholder. The Company borrowed under its existing revolving credit facility to make this payment.


YEAR 2000 COMPLIANCE

The Company does not anticipate a disruption in operations as a result of computer hardware and software issues associated with the Year 2000. A team of both Company personnel and contract consultants is specifically assigned to actively identify, evaluate and address the Company's Year 2000 compliance issues.

Business Information Systems Remediation: Management believes that virtually all date logic problems on the Company's central mainframe and distributed server applications have been identified, and remedial action to correct or replace problematic code is currently underway. Project work on this phase of the effort started in late 1996 and is scheduled, with minor exceptions, to be completed by June 30, 1999. All central systems will be placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. In addition to the aforementioned efforts, the Company is installing several commercial application software products, at both its central facility and at certain plant sites, to further address its Year 2000 readiness.

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

Embedded  Processor  Systems  Remediation:  The Year 2000 team has provided
each  plant   facility  with   guidance  and  support  for  embedded   processor
identification, evaluation, testing and remediation, where required. All plant facility teams are scheduled to complete this project by June of 1999.

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

Risk Assessment, Worst Case Scenarios and Contingency Planning: Management believes that the most likely worst case Year 2000 scenario for the Company would be a shut down of individual pieces of critical equipment or computer systems at one or two of its manufacturing facilities for one or two weeks disrupting but not totally eliminating production at those plants. Work-around procedures would probably be established by the end of that period. Total remediation of the underlying problem may stretch over a six-month period or longer. Management further believes that this is more likely to occur at its foreign facilities than its U.S. plants. Even in this eventuality, management believes any loss of revenue during the period involved will be substantially recovered in later periods as a result of deferral rather than cancellation of orders or deliveries. But no assurance can be given in this regard.

During 1999 the Company will focus on further evaluation of customer and supplier readiness, testing systems with embedded processors and business systems, risk assessment, and contingency planning.

The Company is currently  developing Year 2000 contingency plans in three areas:
1) business systems processing at the Company's primary data center, 2) procurement activities for critical raw materials and services including transportation, and 3) local manufacturing processes and systems at each facility. These plans are expected to be complete during the third quarter of 1999 and will employ methods such as alternate manual processes for critical applications, installation of a generator at the Company's primary data center, the establishment of a corporate command post, full staffing of information technology and plant maintenance personnel during the year-end weekend,
extensive  future  date  testing,   methods  to  assure  adequate  inventory  of
materials, if any, identified as susceptible to supply interruption, extra product quality testing in 2000, validation of customer and supplier electronic data interchanges, critical equipment shut-downs on December 31, 1999 and active monitoring, measuring and auditing plant compliance. While diligent efforts have been made to anticipate and mitigate risks, it is possible that the inability of the Company or its suppliers or customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse effect on the Company.

Cost Information: The estimated cost at completion for all phases of the Company's Year 2000 project is $16.6 million. An estimated $6.1 million (37%) of this expense is for information systems labor and miscellaneous project costs; these costs are being expensed as routine information systems maintenance as incurred over the three-year duration of the project. Another $7.6 million (46%) is for software purchase and implementation costs for applications that were installed as scheduled, or on an expedited basis, for Year 2000 purposes. An additional $2.9 million (17%) is for infrastructure upgrades or replacement.

Approximately $11.9 million (72%) had been expended as of March 31, 1999; the Company expects to spend $4.7 million (28%) during the remainder of 1999.


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

NEW ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement establishes accounting standards for derivative instruments and for hedging activities. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt this new statement on January 1, 2000.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no significant changes in market risk since the end of the Company's December 31, 1998 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Notice of Annual Meeting and Proxy Statement, Exhibit A, incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 5. Other Events


                              CAUTIONARY STATEMENT


Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such statements include those relating to pricing, competitive effects, market structure, contracting practices, and developmental projects. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. The words "expect," "project," "estimate," "predict," "anticipate," "believes," "plans," "intends," and similar expressions are also intended to identify forward-looking statements. Pursuant to the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995, the Company cautions readers that such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in those statements. These risks and uncertainties include, but are not limited to, changing economic and political conditions in the United States and in other countries including those in Asia, the effects of aerospace industry economic conditions and cyclicality, the nature of the company's customer base, competition, pricing pressures, availability and cost of raw materials and others detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other reports filed with the Securities and Exchange Commission.


Item 6.     Exhibits and Reports on Form 8-K

(a) -- Exhibits

        27.1   Financial Data Schedule

(b) -- Reports on Form 8-K

       During the quarter ended March 31, 1999, the Company filed the following Current Reports on Form 8-K:

       Report filed February 9, 1999. Item 5 - Other events -- News release reporting the Company's annual earnings for 1998.

       Report filed February 16, 1999. Item 5 - Other events - News release reporting decision to exercise the Company's option to redeem all of its then outstanding shares of 9% Series A Senior Cumulative Preferred Stock on February 17, 1999.

       Report filed March 5, 1999. Item 5 - Other events - News release reporting receipt by Howmet Corporation of a notice from the United States Air Force of proposed debarment of Howmet Corporation and Howmet Cercast (Canada), Inc.

       Report filed March 12, 1999. Item 5 - Other events - News release reporting that the notice of proposed debarment was withdrawn with respect to Howmet Corporation.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 1999

                                                     HOWMET INTERNATIONAL INC.


                                                    /s/ John C. Ritter
                                                    ------------------
                                                    John C. Ritter
                                                    Senior Vice President &
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)


                                                   /s/ George T. Milano
                                                   --------------------
                                                   George T. Milano
                                                   Corporate Controller
                                                  (Principal Accounting Officer)