Form 10-Q
period 1999-06-30
HOWMET INTERNATIONAL INC
filed 1999-07-27
CIK 1047378

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

     Common Stock, $0.01 par value, as of July 26, 1999: 100,024,883 Shares

                                 Howmet International Inc.
                               Quarterly Report on Form 10-Q
                                       June 30, 1999

                                     TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

          Consolidated Statements of Income - Three months ended and
            Six months ended June 30, 1999 and 1998                            3

          Consolidated Condensed Balance Sheets - June 30, 1999 and
            December 31, 1998                                                  4

          Consolidated Statements of Cash Flows - Six months ended
            June 30, 1999 and 1998                                             5

          Consolidated Statements of Common  Stockholders' Equity and
            Redeemable Preferred  Stock - Three  months  ended and
            Six months ended June 30, 1999 and 1998                            6

          Notes to Consolidated Financial Statements                           7

Item 2 -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

Item 3 -- Quantitative and Qualitative Disclosure about Market Risk           16


Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                                   16

Item 4 -- Submission of Matters to a Vote of Security Holders                 16

Item 5 -- Other Information                                                   17

Item 6 -- Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                            Howmet International Inc.

                  Consolidated Statements of Income (Unaudited)

                      (in millions, except per share data)




                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                       ----------------------  -----------------------
                                          1999        1998        1999        1998
--------------------------------------------------------------------------------------

Net sales                                $369.7      $335.7     $742.4      $664.1


Operating expenses:
  Cost of sales                           283.3       257.4      567.9       510.1
  Selling, general and
    administrative expense                 29.7        24.1       55.7        49.9
  Research and development expense          5.0         4.4        9.9         9.5
                                       -----------  ---------- ----------- -----------
                                          318.0       285.9      633.5       569.5
                                       -----------  ---------- ----------- -----------

Income from operations                     51.7        49.8      108.9        94.6

Interest income                              .2          .3         .4          .8
Interest expense                           (2.0)       (3.5)      (4.0)       (7.3)
Other, net                                  (.2)        (.9)       (.4)       (1.6)
                                       -----------  ---------- ----------- -----------

Income before income taxes                 49.7        45.7      104.9        86.5
Income taxes                              (18.4)      (18.3)     (38.8)      (34.6)
                                       -----------  ---------- ----------- -----------

Net income                                 31.3        27.4      66.1         51.9

Dividends on redeemable preferred
  stock                                      -         (1.4)      (.8)        (2.7)
                                        -----------  ---------- ----------- -----------


Net income applicable to common
  stock                                  $ 31.3      $ 26.0    $ 65.3      $  49.2
                                       ===========  ========== =========== ===========

Net income per common share, basic
  and diluted                            $  .31      $  .26    $  .65      $   .49

                                       ===========  ========== =========== ===========



See notes to consolidated financial statements.

                                       3



                            Howmet International Inc.

                      Consolidated Condensed Balance Sheets

                        (in millions, except share data)
                                                              JUNE 30,    December 31,
                                                                1999         1998
-------------------------------------------------------------------------------------
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                  $     9.6    $    37.6
  Accounts receivable (less allowance of $5.1 and $5.2)           91.4         84.1
  Inventories                                                    166.5        161.9
  Retained receivables                                            53.0         32.0
  Deferred income taxes                                           14.5         16.2
  Other current assets                                             5.4          3.0
  Restricted Trust  (a)                                            -          716.4
                                                             ----------   ----------
Total current assets                                             340.4      1,051.2

Property, plant and equipment, net                               364.5        334.9
Goodwill, net                                                    217.7        221.1
Patents and technology and other intangible assets, net          109.3        115.1
Other noncurrent assets                                           76.2         78.3
                                                             ----------   ----------
Total assets                                                  $1,108.1     $1,800.6
                                                             ==========   ==========


LIABILITIES,  REDEEMABLE  PREFERRED STOCK AND  STOCKHOLDERS'
EQUITY
Current liabilities:
  Accounts payable                                           $    83.8    $   101.5
  Accrued compensation                                            40.4         45.0
  Other accrued liabilities                                      113.6        108.7
  Income taxes payable                                            55.1         44.8
  Short-term debt                                                 58.4         28.0
  Pechiney Notes  (a)                                              -          716.4
                                                              ---------    ---------
Total current liabilities                                        351.3      1,044.4

Accrued retiree benefits other than pensions                      99.3         96.8
Accrued pension liability                                         49.4         49.0
Other noncurrent liabilities                                     110.2        108.4
Deferred income taxes                                              -            2.1
Long-term debt                                                    73.0         63.0
                                                              ---------    ---------
Total noncurrent liabilities                                     331.9        319.3

Commitments and contingencies

Redeemable preferred stock                                         -           65.6

Stockholders' equity:
  Preferred stock, authorized - 9,993,470 shares, issued
   and outstanding - 0 shares                                      -            -
  Common  stock, $.01 par value, authorized - 400,000,000
   shares, issued and outstanding: 1999 - 100,024,883
   shares; 1998 - 100,005,356 shares                               1.0          1.0
  Capital surplus                                                195.4        195.1
  Retained earnings                                              245.4        180.1
  Accumulated other comprehensive income                         (16.9)        (4.9)
                                                              ---------    ---------

Total stockholders' equity                                       424.9        371.3
                                                              ---------    ---------
Total liabilities, redeemable preferred stock and
stockholders' equity                                          $1,108.1     $1,800.6
                                                              =========    =========

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


                            Howmet International Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                  (in millions)




                                                            Six Months Ended
                                                                June 30,
                                                      --------------------------
                                                         1999            1998
--------------------------------------------------------------------------------

Operating activities
--------------------
Net income                                               $  66.1        $  51.9
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            32.6           29.3
   Changes in assets and liabilities:
     Receivables                                           (33.2)         (34.6)
     Inventories                                            (7.5)          (6.0)
     Accounts payable and accrued liabilities              (13.9)         (26.4)
     Deferred income taxes                                  (1.8)          (4.2)
     Income taxes payable                                   10.9           18.4
     Long-term SARs accrual                                  3.2             .2
     Other - net                                             2.7            7.4
                                                      -----------     ----------

        Net cash provided by operating activities           59.1           36.0

Investing activities
--------------------
Purchases of property, plant and equipment                 (57.3)         (35.8)
                                                      -----------     ----------

        Net cash used by investing activities              (57.3)         (35.8)

Financing activities
--------------------
Net change in short-term debt                               30.4           18.9
Issuance of long-term debt                                  65.0           36.6
Repayment of long-term debt                                (55.0)         (91.0)
Redemption of preferred stock                              (66.4)           -
                                                      -----------     ----------

        Net cash used by financing activities              (26.0)         (35.5)

Foreign currency rate changes                               (3.8)           -
                                                      -----------     ----------
Decrease in cash and cash equivalents                      (28.0)         (35.3)

Cash and cash equivalents at beginning of period            37.6           45.4
                                                      -----------     ----------
Cash and cash equivalents at end of period               $   9.6        $  10.1
                                                      ===========     ==========


See notes to consolidated financial statements.

                                       5

                            Howmet International Inc.

 Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock

                        (in millions, except share data)

                                                          Accumulated      Total
                                                             Other        Common        Redeemable
                         Common Stock    Capital Retained Comprehensive Stockholders' Preferred Stock
                         ------------                                                 --------------
                        Shares   Amount  Surplus Earnings    Income       Equity     Shares     Amount
------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED JUNE 30,
---------------------------
Balance, March 31,
1998                   100,000,000 $1.0  $195.0   $ 98.5     $(5.7)       $288.8       6,134     $61.3
                                                                         -------
Comprehensive income
  Net income                                        27.4                    27.4
  Other comprehensive
income
   Foreign exchange
translation adjustment                                        (.2)           (.2)
                                                                         -------
  Total comprehensive
income                                                                      27.2
                                                                         -------
Dividends - redeemable
  preferred stock                                  (1.4)                    (1.4)        135       1.4
------------------------------------------------------------------------------------------------------
Balance, June 30, 1998 100,000,000 $1.0  $195.0   $124.5    $(5.9)        $314.6       6,269     $62.7
======================================================================================================

Balance, March 31,
1999                   100,014,258 $1.0  $195.2 $214.1    $(11.9)        $398.4           -     $   -
                                                                        -------
Comprehensive income
  Net income                                      31.3                     31.3
  Other comprehensive
income
   Foreign exchange
translation adjustment                                      (5.0)          (5.0)
                                                                        -------
  Total comprehensive
income                                                                     26.3
                                                                        -------
Shares issued               10,625           .2                              .2
-----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999 100,024,883 $1.0  $195.4 $245.4    $(16.9)        $424.9          -      $   -
=====================================================================================================

SIX MONTHS ENDED JUNE 30,
-------------------------
Balance, December 31,
1997                   100,000,000 $1.0  $195.0  $ 75.3    $ (5.6)       $265.7       6,001     $60.0
                                                                         -------
Comprehensive income
  Net income                                       51.9                    51.9
  Other comprehensive
income
   Foreign exchange
translation adjustment                                       (.3)           (.3)
                                                                         -------
  Total comprehensive
income                                                                     51.6
                                                                         -------
Dividends - redeemable
  preferred stock                                  (2.7)                   (2.7)       268       2.7
-----------------------------------------------------------------------------------------------------
Balance, June 30, 1998 100,000,000  $1.0  $195.0 $124.5    $(5.9)        $314.6      6,269     $62.7
=====================================================================================================

Balance, December 31,
1998                   100,005,356  $1.0  $195.1 $180.1    $(4.9)        $371.3      6,560     $65.6
                                                                         -------
Comprehensive income
  Net income                                       66.1                    66.1
  Other comprehensive
income
   Foreign exchange
translation adjustment                                     (12.0)         (12.0)
                                                                         -------
  Total comprehensive
income                                                                     54.1
                                                                         -------
Dividends - redeemable
  preferred stock                                   (.8)                    (.8)        78        .8
Redeemable preferred
stock redemption                                                                    (6,638)    (66.4)
Shares issued               19,527           .3                              .3
-----------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999 100,024,883 $1.0  $195.4  $245.4   $(16.9)        $424.9        -      $   -
=====================================================================================================

See notes to consolidated financial statements.

                                       6

                            Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)



A.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1998 has been derived from the Company's audited financial statements at that date. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Notice of 1999 Annual Meeting and Proxy Statement, Exhibit A, incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.


B.  INVENTORIES

Inventories are summarized as follows:

                                            JUNE 30,      December 31,
(in millions)                                 1999          1998
--------------------------------------------------------------------

Raw materials and supplies                    $ 59.7        $ 56.7
Work in progress                                78.9          78.8
Finished goods                                  31.2          29.7
--------------------------------------------------------------------
FIFO inventory                                 169.8         165.2
LIFO valuation adjustment                       (3.3)         (3.3)
--------------------------------------------------------------------
                                              $166.5        $161.9
====================================================================

At June 30, 1999 and December 31, 1998, inventories include $115.7 million and $111.8 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


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

                            Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)

C.    SEGMENT INFORMATION (continued)

Data for the investment casting segment and a reconciliation to consolidated amounts are presented in the tables below. Amounts below the "Income from operations" line in the consolidated statements of income are not allocated to the investment casting segment and, therefore, are not presented below.

                                                     Three Months Ended    Six Months Ended
                                                           June 30,            June 30,
                                                     -----------------     ----------------
(in millions)                                           1999      1998      1999     1998
-------------------------------------------------------------------------------------------

Net sales to external customers:
   Investment casting and consolidated                 $369.7    $335.7    $742.4   $664.1
===========================================================================================

Income from operations:
   Investment casting                                  $ 60.0    $ 55.9    $122.3   $108.8
   SARs expense                                          (4.2)     (2.6)     (3.2)    (5.3)
   Adjust to LIFO                                         (.5)      (.6)      (.7)    (1.0)
   Other unallocated corporate expense, net              (3.6)     (2.9)     (9.5)    (7.9)
-------------------------------------------------------------------------------------------
      Consolidated                                     $ 51.7    $ 49.8    $108.9   $ 94.6
===========================================================================================


D.  PREFERRED STOCK REDEMPTION

At December 31, 1998, the Company had issued and outstanding 6,560 shares of the authorized 15,000 shares, $.01 par value and $10,000 per share liquidation value, of 9% Series A Senior Cumulative Preferred Stock. Dividends on this preferred stock was at 9% payable-in-kind.

On February 17, 1999, the Company redeemed and retired all of the outstanding preferred stock at its $66.4 million book value. The Company borrowed under its revolving credit facility to make this redemption. On February 17, 1999, and at all previous times, all outstanding shares of this preferred stock were owned by Cordant Technologies Inc. ("Cordant").


E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,019,457 and 100,000,000 for the quarters ended June 30, 1999 and 1998, and
100,015,907  and  100,000,000  for the six months  ended June 30, 1999 and 1998, respectively). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (100,303,952 and 100,117,415 for the quarters ended June 30, 1999 and 1998, and 100,195,915 and 100,152,713 for the
six months ended June 30, 1999 and 1998, respectively).

                            Howmet International Inc.

             Notes to Consolidated Financial Statements (Unaudited)


F.  OTHER INFORMATION

On February 8, 1999, Cordant Technologies Inc. ("Cordant") acquired for $385 million the remaining 22.65 million shares of the Company's common stock owned by Carlyle-Blade Acquisition Partners, L.P. ("Carlyle"), entered into a new Standstill Agreement and extended an existing covenant not to compete. With this purchase of the Carlyle shares, Cordant's ownership of the Company's common stock increases to 84.6 million shares representing 84.6% of the Company's outstanding voting common stock. The remaining 15.4% of the Company's common stock is publicly owned.

The quarter ended June 30, 1999 includes an adverse $2.6 million pre-tax reversal of a first quarter benefit associated with the Company's Stock Appreciation Rights ("SARs") plan. In addition to this adverse adjustment, the 1999 second quarter selling, general and administrative expense includes $1.6 million of pre-tax SARs expense and $1.5 million of pre-tax expense recorded in connection with the Cordant Options. The comparable 1998 quarter included $2.7 million of pre-tax expense related to the SARs plan and $0.2 million of pre-tax expense recorded in connection with the Cordant Options. The 1999 adverse $2.6 million pre-tax reversal of the first quarter benefit was caused by an increase of the market price of the Company's common stock. The per share value of the outstanding SARs increases or decreases as the market price of the Company's common stock fluctuates above or below $15 (the upper limit for SARs compensation purposes). At June 30, 1999, the market price of the Company's common stock was above $15 compared to a March 31, 1999 price that was lower than $15 per share.

For the six months ended June 30, 1999, selling, general and administrative expense includes $3.2 million of pre-tax expense recorded in connection with the SARs plan and $2.2 million of pre-tax expense recorded in connection with the Cordant Options. The comparable 1998 six month period included $5.3 million of pre-tax expense related to the SARs plan and $1.6 million of pre-tax expense recorded in connection with the Cordant Options.


G.  CONTINGENT MATTERS

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at two of Cercast's facilities. The Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve these matters can be completed. The Company knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, the Company has recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. On July 23, 1999, the Company received a customer claim, which was significantly higher than, and which could possibly be resolved for an amount in excess of, amounts accrued. The Company is in the very early stages of evaluating this claim but believes it is excessive. Based on currently known facts, the Company believes that additional cost beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

There are outstanding Notices of Proposed Debarment from the U.S. Air Force directed at the Company's Cercast-Montreal and Cercast-Bethlehem, Pennsylvania facilities. These notices preclude these plants from accepting new U.S. government contracts or subcontracts. The notices were issued based upon certain product testing and specification non-compliance issues at these two facilities, and improper vendor payments that took place at the Cercast-Montreal operation. Debarment does not affect existing contracts, other than extensions. The Company is negotiating an Administrative Agreement with the Air Force under which the Notices of Proposed Debarment would be terminated. The Company believes it will be successful in this effort. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to results of operations.

The Company is involved in certain environmentally related matters which are discussed in its 1998 Form 10-K.

The Company, in its ordinary course of business, is also involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Summary  financial  information  for the  quarters  ended  June 30  follows
(in millions, except per share data):

                                                                  Better/
                                           1999        1998       (Worse)      Percent
                                        -------------------------------------------------

Net Sales                                 $369.7       $335.7       $34.0         10
-----------------------------------------------------------------------------------------

Gross profit                                86.4         78.3         8.1         10

Selling,   general  and  administrative
expense                                     29.7         24.1        (5.6)       (23)
Research and development expense             5.0          4.4         (.6)       (14)
-----------------------------------------------------------------------------------------

Income from operations                      51.7         49.8         1.9          4
Net interest expense                        (1.8)        (3.2)        1.4         44
Other, net                                   (.2)         (.9)         .7         78
Income taxes                               (18.4)       (18.3)        (.1)        (1)
-----------------------------------------------------------------------------------------

Net income                                $ 31.3       $ 27.4       $ 3.9         14
=========================================================================================

Earnings per share (basic and diluted)    $  .31       $  .26       $ .05         19
=========================================================================================

Net sales in the 1999 second quarter were 10% higher than in the 1998 second quarter. The 1999 sales increase is due to volume increases in the industrial gas turbine market. Sales to the aero market were approximately 6% lower than 1998, with approximately one third of the decrease due to price reductions. Such price reductions, as well as similar reductions for the industrial gas turbine market, were a function of sharing cost savings with customers.

Gross profit was $8.1 million higher in the 1999 quarter than in the 1998 quarter. The principal reason for the 1999 improvement was increased volume. Cost control enabled the Company to capitalize on such volume increases.

Selling, general and administrative expense was $5.6 million higher in the 1999 second quarter than in the 1998 quarter. The increase includes general price level increases, and higher costs to support the higher volume levels, and $2.8 million of higher costs related to the Company's Stock Appreciation Rights plan ("SARs") and the Cordant Options discussed in Note F to the Consolidated Financial Statements. The higher second quarter costs include an adverse $2.6 million reversal of a first quarter benefit related to SARs. This adverse reversal was anticipated by the Company in its first quarter Form 10-Q, where it described the first quarter benefit as one which would reverse and adversely affect future results when the market price of the Company's common stock increased to $15 or higher. SARs benefit or expense is recognized each quarter based on employee vesting to date and also on the market price of the Company's common stock at the end of each quarter compared to the market price at the previous quarter end, except for the fluctuations above $15 per share (the upper limit for SARs compensation period). In the first quarter of 1999, the Company's stock price dropped to less than $15 per share resulting in the $2.6 million benefit. In the 1999 second quarter, the stock price rose to over $15 per share resulting in the reversal of the $2.6 million first quarter benefit. For comparability purposes management believes that the $2.6 million benefit and its reversal should be excluded from the 1999 first and second quarter results.

Net interest expense was $1.4 million lower in the 1999 second quarter compared with 1998. The decrease was primarily due to lower debt levels.

Income tax expense increased $0.1 million due to higher pre-tax income. The Company had an effective tax rate of 37% in 1999 compared with 40% for the same three-month period in 1998. The lower effective rate for 1999 was attributable primarily to higher estimates of research and development tax credits and a lower state rate. Beginning in February 1999, the Company's taxable income will be included in Cordant's consolidated Federal income tax return.

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at two of Cercast's facilities. The Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve these matters can be completed. The Company knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, the Company has recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. On July 23, 1999, the Company received a customer claim, which was significantly higher than, and which could possibly be resolved for an amount in excess of, amounts accrued. The Company is in the very early stages of evaluating this claim but believes it is excessive. Based on currently known facts, the Company believes that additional cost beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

There are outstanding Notices of Proposed Debarment from the U.S. Air Force directed at the Company's Cercast-Montreal and Cercast-Bethlehem, Pennsylvania facilities. These notices preclude these plants from accepting new U.S. government contracts or subcontracts. The notices were issued based upon certain product testing and specification non-compliance issues at these two facilities, and improper vendor payments that took place at the Cercast-Montreal operation. Debarment does not affect existing contracts, other than extensions. The Company is negotiating an Administrative Agreement with the Air Force under which the Notices of Proposed Debarment would be terminated. The Company believes it will be successful in this effort. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to results of operations.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Summary  financial  information  for the six months  ended  June 30 follows
(in millions, except per share data):

                                                                  Better/
                                           1999        1998       (Worse)      Percent
                                        -------------------------------------------------

Net Sales                                 $742.4       $664.1       $78.3         12
-----------------------------------------------------------------------------------------

Gross profit                               174.5        154.0        20.5         13

Selling,   general  and  administrative
expense                                     55.7         49.9        (5.8)       (12)
Research and development expense             9.9          9.5         (.4)        (4)
-----------------------------------------------------------------------------------------

Income from operations                     108.9         94.6        14.3         15
Net interest expense                        (3.6)        (6.5)        2.9         45
Other, net                                   (.4)        (1.6)        1.2         75
Income taxes                               (38.8)       (34.6)       (4.2)       (12)
-----------------------------------------------------------------------------------------

Net income                                $ 66.1       $ 51.9       $14.2         27
=========================================================================================

Earnings per share (basic and diluted)    $  .65       $  .49       $ .16         33
=========================================================================================

Net sales in the six months ended June 30, 1999 were 12% higher than in the 1998 six month period. The 1999 sales increase is due to volume increases in the industrial gas turbine market. Sales to the aero market were approximately 3% lower than 1998, with approximately one third of the decrease due to price reductions. Such price reductions, as well as similar reductions for the industrial gas turbine market, were a function of sharing cost savings with customers.

Gross profit was $20.5 million higher in 1999 than in the 1998 six month period. The principal reason for the 1999 improvement was increased volume. Cost control enabled the Company to capitalize on such volume increases.

Selling, general and administrative expense was $5.8 million higher in 1999 than in the 1998 six month period. The increase includes general price level increases and higher costs to support the higher volume levels. These increases were partially offset by a $1.5 million net decrease in expenses recorded in connection with the Company's SARs and the Cordant Options.

Net interest expense was $2.9 million lower in the 1999 six months compared with 1998. The decrease was primarily due to lower debt levels.

Income tax expense increased $4.2 million due to higher pre-tax income. The Company had an effective tax rate of 37% in 1999 compared with 40% for the same six month period in 1998. The lower effective rate for 1999 was attributable primarily to higher estimates of research and development tax credits and a lower state rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal requirements for cash are to provide working capital, service debt, finance capital expenditures and fund research and development. Based upon the current level of operations, management believes that cash from the aforementioned sources will be adequate to meet the Company's anticipated requirements for these purposes. To date, cash available after satisfaction of these requirements has been used to voluntarily repay debt prior to mandatory due dates.

Capital expenditures in the 1999 six months were $57.3 million. Capital expenditures for the full year are expected to be approximately $120 million. Such expenditures include amounts for previously announced plans to accelerate expansion of IGT capacity at three plants and to build a new aero-airfoil plant.

At June 30, 1999, there were $70 million of outstanding borrowings and $7.6 million of outstanding standby letters of credit under the $300 million revolving credit facility. An additional $2 million of standby letters of credit were outstanding under another facility. At June 30, 1999, $222.4 million of unused borrowing capacity was available under the Company's revolving credit facility.

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

Debt, excluding Pechiney Notes, plus redeemable preferred stock as a percentage of total capitalization (these items plus common stockholders' equity) was 24% at June 30, 1999 compared to 30% at December 31, 1998. The current ratio (excluding short-term debt and Pechiney Notes) was 1.2 at June 30, 1999 and 1.1 at December 31, 1998. Working capital (excluding short-term debt and Pechiney Notes) was $47.5 million and $34.8 million at June 30, 1999 and December 31, 1998, respectively.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The Company has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable as of June 30, 1999. The $53 million retained receivables, shown in the June 30, 1999 balance sheet represents the receivables set aside to replace sold receivables in the event they are not fully collected.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholders' equity, changed by $12 million, resulting in a $16.9 million negative balance at June 30, 1999. The change is due to the strengthening of the U.S. dollar relative to the French franc and the United Kingdom pound.


FEBRUARY 1999 CHANGE IN OWNERSHIP AND PREFERRED STOCK REDEMPTION

On February 8, 1999, Cordant Technologies Inc. ("Cordant") acquired for $385 million the remaining 22.65 million shares of the Company's common stock owned by Carlyle-Blade Acquisition Partners, L.P. ("Carlyle"), entered into a new Standstill Agreement and extended an existing covenant not to compete. With this purchase of the Carlyle shares, Cordant's ownership of the Company's common stock increases to 84.6 million shares representing 84.6% of the Company's outstanding voting common stock. The remaining 15.4% of the Company's common stock is publicly owned.

On February 17, 1999, the Company exercised its option to redeem all of its outstanding 9% redeemable preferred stock. The payment was made to Cordant, the sole preferred stockholder. The Company borrowed under its existing revolving credit facility to make this payment.


YEAR 2000 COMPLIANCE

The Company does not anticipate a disruption in operations as a result of computer hardware and software issues associated with the Year 2000. A team of both Company personnel and contract consultants is specifically assigned to actively identify, evaluate and address the Company's Year 2000 compliance issues. Overall, the Company has completed virtually all of the Year 2000 testing and associated corrective actions for its critical systems and devices. Remaining systems and devices are being closely monitored by the central Year 2000 project team with completion planned by the third quarter of 1999.

Business Information Systems Remediation: Management believes that virtually all
-----------------------------------------
date logic problems on the Company's central mainframe and distributed server applications have been identified, and remedial action to correct or replace problematic code is currently underway. Project work on this phase of the effort started in late 1996 and, with minor exceptions, has been completed. All central systems have been placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. In addition to the aforementioned efforts, the Company is installing several commercial application software products, at both its central facility and at certain plant sites, to further address its Year 2000 readiness.

The Year 2000 compliance team is concurrently working with the various plant facilities to identify and implement any needed changes to local business applications. The inventory and assessment phase of this effort at each plant has been completed. Corrective action projects have been completed for virtually all of the critical systems at all plants. To date no material risk of non-compliance has been identified. No major information systems initiatives have been materially adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues.

Embedded  Processor  Systems  Remediation:  The Year 2000 team has provided each
------------------------------------------
plant facility with guidance and support for embedded processor identification, evaluation, testing and remediation, where required. The plant facility teams have, with minor exceptions, tested and/or corrected all of the critical embedded systems.

Customer  and  Supplier  Readiness:   The  Company  has  also  initiated  formal
-----------------------------------
communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which the Company's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. These communications have included written inquiries or questionnaires and, in some instances, on-site meetings. Over 880 suppliers have responded to the Company's survey, and a plan has been established to validate important suppliers' Year 2000 preparations. Electronic interfaces with individual business associates are being addressed on a case by case basis. There can be no assurance that the systems of other companies on which Howmet's systems rely will be timely converted and would not have an adverse effect on the Howmet systems. However, responses to date have indicated no significant problems.

Risk  Assessment,  Worst Case  Scenarios and  Contingency  Planning:  Management
--------------------------------------------------------------------
believes that the most likely worst case Year 2000 scenario for the Company would be a shut down of individual pieces of critical equipment or computer systems at one or two of its manufacturing facilities for one or two weeks disrupting but not totally eliminating production at those plants. Work-around procedures would probably be established by the end of that period. Total remediation of the underlying problem may stretch over a six-month period or longer. Management further believes that this is more likely to occur at its foreign facilities than its U.S. plants. Even in this eventuality, management believes any loss of revenue during the period involved will be substantially recovered in later periods as a result of deferral rather than cancellation of orders or deliveries. But no assurance can be given in this regard.

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

Cost  Information:  The  estimated  cost at  completion  for all  phases  of the
------------------
Company's Year 2000 project is $16.3 million. An estimated $6.7 (41%) of this expense is for information systems labor and miscellaneous project costs; these costs are being expensed as routine information systems maintenance as incurred over the three-year duration of the project. Another $7.0 million (43%) is for software purchase and implementation costs for applications that were installed as scheduled, or on an expedited basis, for Year 2000 purposes. An additional $2.6 million (16%) is for infrastructure upgrades or replacement.

Approximately $13.9 million (86%) had been expended as of June 30, 1999; the Company expects to spend $1.7 million (10%) during the remainder of 1999 and $0.7 million (4%) in 2000.

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


NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting standards for derivative instruments and for hedging activities. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company. The Company expects to adopt this new statement on January 1, 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ----------------------------------------------------------

There have been no significant changes in market risk since the end of the Company's December 31, 1998 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Notice of Annual Meeting and Proxy Statement, Exhibit A, incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1998.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

See Note G of Notes to Consolidated Financial Statements (Unaudited) for information relating to the proposed debarment proceedings pending against the Montreal, Quebec facility of Howmet Cercast (Canada), Inc. and the Bethlehem, Pennsylvania facility of Howmet Cercast (U.S.A.), Inc., which note is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

      (a) The Annual Meeting of Stockholders of the Company for 1999 was held on May 7, 1999.

      (b) At the meeting the seven individuals nominated for directors by the management of the Company were elected; and the appointment of Ernst & Young LLP as the independent auditors of the Company for 1999 was ratified. The votes for and against and abstentions with respect to each nominee for election as a director and the other matter were as set forth below. According to a schedule provided by the Company's transfer agent, there were no broker non-votes.

                                 For          Against        Abstain
                                 ---          -------        -------
      Director Nominees:

          Richard L. Corbin  99,545,242        22,775           -
          Edsel D. Dunford   99,547,542        20,475           -
          James R. Mellor    99,543,542        24,475           -
          D. Larry Moore     99,547,542        20,475           -
          David L. Squier    99,545,742        22,275           -
          James R. Wilson    99,544,392        23,625           -
          James D. Woods     99,542,042        22,975           -

      Ernst & Young LLP as
      independent auditors   99,548,320        10,675         9,022

Item 5.  Other Events
         ------------


                              CAUTIONARY STATEMENT


Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such statements include those relating to the Cercast manufacturing process issues, cash flow adequacy, year 2000 compliance, euro conversion, accounting standard changes and others. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. The words "expect," "project," "estimate," "predict," "anticipate," "believes," "plans," "intends," and similar expressions are also intended to identify forward-looking statements. Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in those statements. These risks and uncertainties include, but are not limited to, worldwide economic and political conditions, the effects of aerospace industry economic conditions and cyclicality, the nature of the Company's customer base, competition, pricing pressures, availability and cost of raw materials and others detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other reports filed with the Securities and Exchange Commission.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) -- Exhibits
       --------

      27.1  Financial Data Schedule

(b) -- Reports on Form 8-K
       -------------------

      During the quarter ended June 30, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 1999

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