Form 10-Q
period 1999-09-30
HOWMET INTERNATIONAL INC
filed 1999-10-21
CIK 1047378

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to _____


                        COMMISSION FILE NUMBER 1-13645


                          HOWMET INTERNATIONAL INC.


INCORPORATED IN THE STATE OF DELAWARE             I.R.S. EMPLOYER IDENTIFICATION
                                                         NO.52-1946684

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

  Common Stock, $0.01 par value, as of October 20, 1999: 100,028,883 Shares

                          Howmet International Inc.
                        Quarterly Report on Form 10-Q
                              September 30, 1999

                              TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

          Consolidated Statements of Income - Three months ended and
            Nine months ended September 30, 1999 and 1998                      3

          Consolidated Condensed Balance Sheets - September 30, 1999 and
            December 31, 1998                                                  4

          Consolidated Statements of Cash Flows - Nine months ended
            September 30, 1999 and 1998                                        5

          Consolidated Statements of Common Stockholders' Equity and
            Redeemable  Preferred  Stock - Three months ended and
            Nine months ended September 30, 1999 and 1998                      6

          Notes to Consolidated Financial Statements                           7

Item 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operation                                              12

Item 3 -- Quantitative and Qualitative Disclosure about Market Risk           17


Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                                   18

Item 5 -- Other Information                                                   18

Item 6 -- Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                    19

PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                          Howmet International Inc.

                Consolidated Statements of Income (Unaudited)

                     (in millions, except per share data)




                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                       ----------------------  -----------------------
                                          1999        1998        1999        1998
--------------------------------------------------------------------------------------

Net sales                                $ 355.2      $ 331.6   $ 1,097.6     $ 995.7

Operating expenses:
  Cost of sales                            271.5        250.2       839.4       760.2
  Selling, general and
   administrative expense                   19.4         14.2        75.2        64.2
  Research and development expense           4.4          4.6        14.3        14.1
                                        ---------    ---------   ---------   ---------
                                           295.3        269.0       928.9       838.5
                                        ---------    ---------   ---------   ---------

Income from operations                      59.9         62.6       168.7       157.2

Interest income                              -             .4          .5         1.2
Interest expense                            (1.3)        (3.1)       (5.3)      (10.4)
Other, net                                  (1.1)        (1.2)       (1.5)       (2.8)
                                        ---------    ---------  ---------    ---------

Income before income taxes                  57.5         58.7       162.4       145.2
Income taxes                               (19.7)       (20.6)      (58.5)      (55.2)
                                        ---------    ---------   ---------   ---------

Net income                                  37.8         38.1       103.9        90.0

Dividends on redeemable preferred stock      -           (1.4)        (.8)       (4.1)
                                        ---------    ---------  ---------    ---------

Net income applicable to common stock    $  37.8       $ 36.7     $ 103.1     $  85.9
                                        =========    =========   =========   =========

Net income per common share, basic
  and diluted                            $   .38       $  .37     $  1.03     $   .86
                                        =========    =========   =========   =========



See notes to consolidated financial statements.


                          Howmet International Inc.

                    Consolidated Condensed Balance Sheets

                       (in millions, except share data)
                                                           SEPTEMBER 30,  December 31,
                                                                1999         1998
-------------------------------------------------------------------------------------
                                                             (UNAUDITED)
Assets
Current assets:
  Cash and cash equivalents                                   $   17.7     $   37.6
  Accounts receivable (less allowance of $5.4 and $5.2)           81.6         84.1
  Inventories                                                    165.9        161.9
  Retained receivables                                            56.6         32.0
  Deferred income taxes                                           12.5         16.2
  Other current assets                                             4.9          3.0
  Restricted Trust  (a)                                            -          716.4
                                                             -----------  -----------
Total current assets                                             339.2      1,051.2

Property, plant and equipment, net                               386.1        334.9
Goodwill, net                                                    216.4        221.1
Patents and technology and other intangible assets, net          106.3        115.1
Other noncurrent assets                                           79.5         78.3
                                                             -----------  -----------
Total assets                                                  $1,127.5     $1,800.6
                                                             ===========  ===========


Liabilities,  redeemable  preferred stock and  stockholders'
  equity
Current liabilities:
  Accounts payable                                            $   73.7    $   101.5
  Accrued compensation                                            48.0         45.0
  Other accrued liabilities                                      116.0        108.7
  Income taxes payable                                            61.5         44.8
  Short-term debt                                                 51.7         28.0
  Pechiney Notes  (a)                                              -          716.4
                                                             -----------  -----------
Total current liabilities                                        350.9      1,044.4

Accrued retiree benefits other than pensions                     100.4         96.8
Accrued pension liability                                         49.5         49.0
Other noncurrent liabilities                                     105.0        108.4
Deferred income taxes                                              -            2.1
Long-term debt                                                    53.0         63.0
                                                             -----------  -----------
Total noncurrent liabilities                                     307.9        319.3

Commitments and contingencies

Redeemable preferred stock                                         -           65.6

Stockholders' equity:
  Preferred  stock,  authorized - 9,993,470  shares,  issued
   and outstanding - 0 shares                                      -            -
  Common  stock,  $.01 par value,  authorized -  400,000,000 shares, issued  and  outstanding: 1999 - 100,028,883 shares;
   1998 - 100,005,356 shares                                       1.0          1.0
  Capital surplus                                                195.4        195.1
  Retained earnings                                              283.2        180.1
  Accumulated other comprehensive income                         (10.9)        (4.9)
                                                             -----------  -----------
Total stockholders' equity                                       468.7        371.3
                                                             ===========  ===========
Total liabilities, redeemable preferred stock and
  stockholders' equity                                        $1,127.5     $1,800.6
                                                             ===========  ===========

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


                          Howmet International Inc.

              Consolidated Statements of Cash Flows (Unaudited)

                                (in millions)




                                                            Nine Months Ended
                                                              September 30,
                                                      --------------------------
                                                          1999            1998
--------------------------------------------------------------------------------

Operating activities
--------------------
Net income                                              $  103.9      $  90.0
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            48.8         44.1
   Changes in assets and liabilities:
     Receivables                                           (22.9)       (20.1)
     Inventories                                            (4.7)         4.1
     Accounts payable and accrued liabilities              (17.5)       (22.9)
     Deferred income taxes                                  (2.9)         -
     Income taxes payable                                   16.9         18.9
     Long-term SARs accrual                                   .9         (8.1)
     Other - net                                             2.0          4.4
                                                        ----------   ----------

        Net cash provided by operating activities          124.5        110.4

Investing activities
--------------------
Purchases of property, plant and equipment                 (87.7)       (54.7)
Investment in joint venture                                  -           (3.4)
                                                        ----------   ----------

        Net cash used by investing activities              (87.7)       (58.1)

Financing activities
--------------------
Net change in short-term debt                               21.6         16.7
Issuance of long-term debt                                  65.0         36.6
Repayment of long-term debt                                (75.0)      (131.0)
Redemption of preferred stock                              (66.4)         -
                                                        ----------   ----------

        Net cash used by financing activities              (54.8)       (77.7)

Foreign currency rate changes                               (1.9)         1.3
                                                        ----------   ----------
Decrease in cash and cash equivalents                      (19.9)       (24.1)

Cash and cash equivalents at beginning of period            37.6         45.4
                                                        ==========   ==========
Cash and cash equivalents at end of period               $  17.7      $  21.3
                                                        ==========   ==========



See notes to consolidated financial statements.

                          Howmet International Inc.

    Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock

                       (in millions, except share data)

                                                         Accumulated   Total
                                                            Other      Common          Redeemable
                        Common Stock    Capital Retained Comprehensive Stockholders' Preferred Stock
                       -------------                                                 --------------
                       Shares    Amount Surplus Earnings    Income       Equity     Shares     Amount
-----------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
------------------
SEPTEMBER 30,
-------------
Balance, June 30, 1998  100,000,000 $1.0 $195.0  $124.5    $ (5.9)      $314.6      6,269     $62.7
                                                                    ----------
Comprehensive income
  Net income                                       38.1                   38.1
  Other comprehensive
    income
   Foreign exchange
translation adjustment                                        2.7          2.7
                                                                    ----------
  Total comprehensive
    income                                                                40.8
                                                                    ----------
Dividends - redeemable
  preferred stock                                  (1.4)                  (1.4)      146        1.4
Shares issued                 5,356          .1                             .1
-----------------------------------------------------------------------------------------------------

Balance, September
30, 1998                100,005,356 $1.0 $195.1  $161.2    $ (3.2)      $354.1     6,415      $64.1
=====================================================================================================

Balance, June 30, 1999  100,024,883 $1.0 $195.4  $245.4    $(16.9)      $424.9         -      $  -
                                                                    ----------
Comprehensive income
  Net income                                       37.8                   37.8
  Other comprehensive
    income
   Foreign exchange
translation adjustment                                        6.0          6.0
                                                                    ----------
  Total comprehensive
    income                                                                43.8
                                                                    ----------
Shares issued                 4,000          -                              -
-----------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER
30, 1999                100,028,883 $1.0 $195.4  $283.2    $(10.9)      $468.7         -      $  -
=====================================================================================================

NINE MONTHS ENDED
-----------------
SEPTEMBER 30,
-------------
Balance, December 31,   100,000,000 $1.0 $195.0  $ 75.3    $ (5.6)      $265.7     6,001      $60.0
1997                                                                ----------

Comprehensive income
  Net income                                       90.0                   90.0
  Other comprehensive
    income
   Foreign exchange
translation adjustment                                        2.4          2.4
                                                                    ----------
  Total comprehensive
    income                                                                92.4
                                                                    ----------
Dividends - redeemable
  preferred stock                                  (4.1)                  (4.1)      414        4.1
Shares issued                 5,356          .1                             .1
-----------------------------------------------------------------------------------------------------

Balance, September
30, 1998                100,005,356 $1.0 $195.1  $161.2    $ (3.2)      $354.1     6,415      $64.1
=====================================================================================================

Balance, December 31,   100,005,356 $1.0 $195.1  $180.1    $ (4.9)      $371.3     6,560      $65.6
1998                                                                ----------

Comprehensive income
  Net income                                      103.9                  103.9
  Other comprehensive
    income
   Foreign exchange
translation adjustment                                       (6.0)        (6.0)
                                                                    ----------
  Total comprehensive
    income                                                                97.9
                                                                    ----------
Dividends - redeemable
  preferred stock                                   (.8)                   (.8)         78         .8
Redeemable preferred
  stock redemption                                                                  (6,638)     (66.4)
Shares issued                23,527          .3                             .3
-----------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER
30, 1999                100,028,883 $1.0 $195.4  $283.2    $(10.9)       $468.7        -      $   -
=====================================================================================================

See notes to consolidated financial statements.

                          Howmet International Inc.

            Notes to Consolidated Financial Statements (Unaudited)



A.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1998 has been derived from the Company's audited financial statements at that date. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Notice of 1999 Annual Meeting and Proxy Statement, Exhibit A, incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.


B.  INVENTORIES

Inventories are summarized as follows:

                                          SEPTEMBER 30,  December 31,
(in millions)                                 1999          1998
---------------------------------------------------------------------

Raw materials and supplies                   $ 62.1         $ 56.7
Work in progress                               80.9           78.8
Finished goods                                 28.5           29.7
---------------------------------------------------------------------
FIFO inventory                                171.5          165.2
LIFO valuation adjustment                      (5.6)          (3.3)
---------------------------------------------------------------------
                                             $165.9         $161.9
---------------------------------------------------------------------

At September 30, 1999 and December 31, 1998, inventories include $113.1 million and $111.8 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


C.  SEGMENT INFORMATION

The Company's reportable segment manufactures investment cast components for the commercial and defense aero and industrial gas turbine industries. The Company conducts this business at many operating units which are similar in terms of product, production process, customer and distribution systems and have similar economic characteristics. These similar operating units have been aggregated for presentation purposes below.

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

                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                        ------------------    ------------------
(in millions)                           1999        1998       1999        1998
--------------------------------------------------------------------------------

Net sales to external customers:
   Investment casting and consolidated   $355.2   $331.6      $1,097.6   $995.7
================================================================================


Income from operations:
   Investment casting                    $ 60.3   $ 57.2      $  184.1   $167.0
   SARs benefit (expense)                   2.3      8.1           (.9)     2.8
   Cordant options                          2.9       .2            .7     (1.4)
   Adjust to LIFO                          (2.3)      .1          (3.0)     (.9)
   Other unallocated corporate
expense, net                               (3.3)    (3.0)        (12.2)   (10.3)
--------------------------------------------------------------------------------
      Consolidated                       $ 59.9   $ 62.6      $  168.7   $157.2
================================================================================


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


E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,028,657 and 100,005,356 for the quarters ended September 30, 1999 and 1998, and 100,020,615 and 100,001,785 for the nine months ended September 30, 1999 and 1998, respectively). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (100,495,143 and 100,005,356 for the quarters ended September 30, 1999 and 1998, and 100,332,273 and
100,104,007   for  the  nine  months   ended   September   30,  1999  and  1998,
respectively).

                          Howmet International Inc.

            Notes to Consolidated Financial Statements (Unaudited)



F. SARS AND CORDANT OPTIONS

For the quarters ended September 30, 1999 and 1998, selling, general and administrative expense includes the following pre-tax benefits recorded in connection with the Company's Stock Appreciation Rights ("SARs") plan and with the Cordant Options (in millions):

                                         Three Months Ended
                                            September 30,
                                 --------------------------------------
                                       1999                1998
                                 -----------------   ------------------

SARs pre-tax benefit                    $2.3                $8.1

Cordant Options pre-tax
  benefit                               $2.9                $0.2


SARs - SARs vest over a five-year period ending in 2001 based on the passage of time and the operating performance of the Company. In addition to expense recorded commensurate with additional vesting, SARs expense (or benefit from reversal of previously recognized expense) is affected by fluctuations in the market price of the Company's common stock below $15 (the upper limit for SARs compensation purposes). Fluctuations below the $15 upper limit affect the per share value of the outstanding SARs.

The September 30, 1999 and 1998 market prices of the Company's stock both dropped below $15 causing distortive benefits in both quarters.

At September 30, 1999, the market price of the Company's common stock was $14 compared to a price that was above $15 at June 30, 1999. This reduction in stock price below $15 resulted in a $2.3 million pre-tax 1999 third quarter benefit. If the market price at September 30, 1999 were $15 or higher, the Company would have recorded a $1.5 million pre-tax expense in the 1999 third quarter rather than the $2.3 million pre-tax benefit. (If the December 31, 1999 market price of the Company's stock is $15 or higher, the Company will record 1999 fourth quarter SARs expense equal to (i) the reversal of the $2.3 million pre-tax third quarter benefit plus (ii) the $1.5 million that would have been recorded in the 1999 third quarter had the market price been $15 plus (iii) the normal $1.5 million pre-tax 1999 fourth quarter expense.)

At September 30, 1998, the market price of the Company's common stock was $11.625 compared to $15 at June 30, 1998. This reduction in stock price below $15 resulted in an $8.1 million pre-tax 1998 third quarter benefit. If the market price at September 30, 1998 were $15 or higher, the Company would have recorded a $2.9 million pre-tax expense in the 1998 third quarter rather than the $8.1 million pre-tax benefit. (At December 31, 1998 the market price of the Company's stock was above $15. Consequently, in the 1998 fourth quarter, the Company recorded SARs expense equal to (i) the reversal of the $8.1 million pre-tax third quarter benefit plus (ii) the $2.9 million that would have been recorded in the 1998 third quarter had the market price been $15 plus (iii) the normal 1998 fourth quarter expense.)

Cordant  Options  - See the  Company's  1998 Form 10K for a  description  of the
Cordant Options and the alternative plan related thereto. The Company is recording compensation expense in accordance with the alternative plan. Expense associated with Cordant Options is recorded over a six year vesting period ending December 13, 2001. In addition to expense recorded commensurate with additional vesting, Cordant Options expense is affected by fluctuations in the market price of Cordant Stock. The higher or lower the Cordant common stock price the higher or lower the value of the Cordant Options and, consequently, the higher or lower the expense.

At September 30, 1999 the market price of Cordant's common stock declined to $30.44. This reduction resulted in a $2.9 million pre-tax 1999 third quarter benefit. (Each $1 increase or decrease in the market price of Cordant common stock will result in a $.2 million 1999 fourth quarter pre-tax expense or benefit.)

                          Howmet International Inc.

            Notes to Consolidated Financial Statements (Unaudited)

F. SARS AND CORDANT OPTIONS (continued)

For the nine months ended September 30, 1999 and 1998, selling, general and administrative expense included the following pre-tax amounts recorded in connection with the SARs plan and with the Cordant Options (in millions):

                                               Nine Months Ended
                                                 September 30,
                                     --------------------------------------
                                           1999                 1998
                                     ------------------   -----------------

SARs pre-tax (expense) benefit             $(0.9)               $ 2.8

Cordant Options pre-tax benefit
  (expense)                                $ 0.7                $(1.4)



G.  INCOME TAXES

In the third quarter of 1999, the Company reduced its estimate of the effective annual income tax rate from 37% to 36%. The reduction is due to higher benefits related to the foreign sales corporation. Third quarter results benefitted from a $1 million reversal of excess income taxes provided in the first half of the year, as the tax rate on first half earnings was reduced to 36%.

The 1998 third quarter also included a benefit from the reversal of first half income tax expense. The 1998 third quarter benefit was $1.7 million and was the result of a change in the estimate of the 1998 annual effective income tax rate from 40% to 38%.

The 1999 nine-month tax rate of 36% is 2% lower than 1998 due primarily to higher estimates of research and development tax credits and higher benefits related to the foreign sales corporation.

As of February 1999, the Company's taxable income will be included in Cordant's consolidated Federal income tax return.


H.  OTHER INFORMATION

On February 8, 1999, Cordant acquired the remaining 22.65 million shares of the Company's common stock owned by Carlyle-Blade Acquisition Partners, L.P. ("Carlyle") for $385 million. The acquisition included a new Carlyle Standstill Agreement and the extension of an existing covenant not to compete. With this purchase of the Carlyle shares, Cordant's ownership of the Company's common stock increased to approximately 84.6 million shares representing 84.6% of the Company's outstanding voting common stock. The remaining 15.4% of the Company's common stock is publicly owned.


I.  CERCAST CONTINGENT MATTERS


Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at its Cercast-Montreal and Cercast-Bethlehem (Pennsylvania) facilities. The Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial

                          Howmet International Inc.

            Notes to Consolidated Financial Statements (Unaudited)

I.  CERCAST CONTINGENT MATTERS (continued)


action. The Company knows of no in-service problems associated with any of these issues. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve the foregoing matters can be completed. Based on preliminary evaluation, however, the Company recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998.

The Defense Criminal Investigative Service (the "DCIS") in conjunction with agents from the military services and NASA, has undertaken an investigation with respect to the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed the Company that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. The Company is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

In July 1999, the Company received a customer claim related to certain of the aforementioned issues, which was significantly higher than amounts accrued. While final resolution of this claim is uncertain, the Company believes the claim is excessive. In September 1999, the Company also discovered issues related to product inspection procedures at its Cercast-Hillsboro (Texas) facility and other testing and specification non-compliance at Cercast-Montreal and Cercast-Bethlehem. The Company has substantially completed correction of these procedures, has notified customers and government agencies, and has asked the Department of Defense and Department of Justice to address these matters under the U.S. government's voluntary disclosure program. The Company knows of no in-service problems associated with these issues.

While there is uncertainty associated with all of the aforementioned matters, the Company believes that additional cost for such matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

Also, on March 1, 1999 the U.S. Air Force issued Notices of Proposed Debarment relating to certain of the foregoing matters. On August 6, 1999, the Company entered into an Administrative Agreement with the U.S. Air Force terminating these Notices of Proposed Debarment. The Administrative Agreement permits the affected facilities to resume accepting new U.S. government contracts and subcontracts.


J.  OTHER CONTINGENCIES

The Company is involved in certain environmentally related matters which are discussed in its 1998 Form 10-K.

The Company, in its ordinary course of business, is also involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes that these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Summary financial information for the quarters ended September 30 follows (in millions, except per share data):

                                                                  Better/
                                           1999        1998       (Worse)      Percent
                                        -------------------------------------------------

Net Sales                                 $355.2       $331.6      $23.6          7
-----------------------------------------------------------------------------------------

Gross profit                                83.7         81.4        2.3          3

Selling, general and administrative
  expense                                   19.4         14.2       (5.2)       (37)
Research and development expense             4.4          4.6         .2          4
-----------------------------------------------------------------------------------------

Income from operations                      59.9         62.6       (2.7)        (4)
Net interest expense                        (1.3)       (2.7)        1.4         52
Other, net                                  (1.1)       (1.2)         .1          8
Income taxes                               (19.7)      (20.6)         .9          4
-----------------------------------------------------------------------------------------

Net income                                $ 37.8       $ 38.1      $ (.3)        (1)
=========================================================================================

Earnings per share (basic and diluted)    $  .38       $  .37      $ .01          3
=========================================================================================

Net sales in the 1999 third quarter were 7% higher than in the 1998 third quarter. The 1999 sales increase is due to volume increases in the industrial gas turbine market. Sales to the aero market were approximately 10% lower than 1998, including an approximate 2% price decrease. Such price reductions, as well as similar price reductions for the industrial gas turbine market, were a function of sharing cost savings with customers. The Company continues to experience pressure from its major customers for price reductions and expects such reductions to continue in 2000. The adverse effect of such reductions is expected to be offset to a large extent, if not all, through Company and joint Company/customer cost reduction programs. These cost reductions include significant efficiency and yield improvements on new, technologically advanced parts, as they move through the normal product life cycle. While expected, these cost reductions cannot yet be assured.

Gross profit was $2.3 million higher in the 1999 quarter than in the 1998 quarter. The principal reason for the 1999 improvement was increased volume. Cost control enabled the Company to capitalize on such volume increases.
Partially offsetting the improvement was the adverse effect of continuing production problems at certain aluminum casting plants.

Selling, general and administrative expense was $5.2 million higher in the 1999 third quarter than in the 1998 quarter. $3.1 million of the increase is due to the effect of the Company's SARs plan and Cordant Options. See Note F of Notes to Consolidated Financial Statements. The increase also includes general price level increases and higher cost to support higher volumes.

Net interest expense was $1.4 million lower in the 1999 third quarter compared with 1998. The decrease was primarily due to lower debt levels and $0.5 million of capitalized interest in 1999.

Income tax expense decreased $.9 million due to lower pre-tax earnings and a 2% lower rate in 1999. The quarter-to-quarter comparison is also affected by changes in estimated tax rates in both the 1999 and 1998 third quarters. See Note G of Notes to Consolidated Financial Statements.

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at its Cercast-Montreal and Cercast-Bethlehem (Pennsylvania) facilities. The Company notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. The Company knows of no in-service problems associated with any of these issues. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of the Company's cost to resolve the foregoing matters can be completed. Based on preliminary evaluation, however, the Company recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998.

The Defense Criminal Investigative Service (the "DCIS") in conjunction with agents from the military services and NASA, has undertaken an investigation with respect to the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed the Company that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. The Company is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

In July 1999, the Company received a customer claim related to certain of the aforementioned issues, which was significantly higher than amounts accrued. While final resolution of this claim is uncertain, the Company believes the claim is excessive. In September 1999, the Company also discovered issues related to product inspection procedures at its Cercast-Hillsboro (Texas) facility and other testing and specification non-compliance at Cercast-Montreal and Cercast-Bethlehem. The Company has substantially completed correction of these procedures, has notified customers and government agencies, and has asked the Department of Defense and Department of Justice to address these matters under the U.S. government's voluntary disclosure program. The Company knows of no in-service problems associated with these issues as well.

While there is uncertainty associated with all of the aforementioned matters, the Company believes that additional cost for such matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

Also, on March 1, 1999 the U.S. Air Force issued Notices of Proposed Debarment relating to certain of the foregoing matters. On August 6, 1999, the Company entered into an Administrative Agreement with the U.S. Air Force terminating these Notices of Proposed Debarment. The Administrative Agreement permits the affected facilities to resume accepting new U.S. government contracts and subcontracts.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Summary financial information for the nine months ended September 30 follows (in millions, except per share data):

                                                                  Better/
                                           1999        1998       (Worse)      Percent
                                        -------------------------------------------------

Net Sales                               $1,097.6       $995.7      $101.9         10
-----------------------------------------------------------------------------------------

Gross profit                               258.2        235.5        22.7         10

Selling, general and administrative
  expense                                   75.2         64.2       (11.0)       (17)
Research and development expense            14.3         14.1         (.2)        (1)
-----------------------------------------------------------------------------------------

Income from operations                     168.7        157.2        11.5          7
Net interest expense                        (4.8)        (9.2)        4.4         48
Other, net                                  (1.5)        (2.8)        1.3         46
Income taxes                               (58.5)       (55.2)       (3.3)        (6)
-----------------------------------------------------------------------------------------

Net income                              $  103.9       $ 90.0      $ 13.9         15
=========================================================================================

Earnings per share (basic and diluted)  $   1.03       $  .86      $  .17         20
=========================================================================================

Net sales in the nine months ended September 30, 1999 were 10% higher than in the 1998 nine-month period. The 1999 sales increase is due to volume increases in the industrial gas turbine market. Sales to the aero market were approximately 5% lower than 1998, including an approximate 2% price decrease. Such price reductions, as well as similar price reductions for the industrial gas turbine market, were a function of sharing cost savings with customers.

Gross profit was $22.7 million higher in 1999 than in the 1998 nine-month period. The principal reason for the 1999 improvement was increased volume. Cost control enabled the Company to capitalize on such volume increases. Partially offsetting the improvement was the adverse effect of continuing production problems at certain aluminum casting plants.

Selling, general and administrative expense was $11 million higher in 1999 than in the 1998 nine-month period. $1.6 million of the increase is due to the effect of the Company's SARs plan and Cordant Options. See Note F of Notes to Consolidated Financial Statements. The increase also includes the cost of systems upgrades, general price level increases and higher costs to support higher volumes.

Net interest expense was $4.4 million lower in the 1999 nine months compared with 1998. The decrease was primarily due to lower debt levels and $0.5 million of capitalized interest in 1999.

Income tax expense increased $3.3 million due to higher pre-tax earnings, partially offset by a 2% lower effective tax rate. The lower effective rate for 1999 was attributable primarily to higher estimates of research and development tax credits and higher benefits related to the foreign sales corporation.


EARNINGS OUTLOOK

See Note F of Notes to Consolidated Financial Statements for a discussion of the effects of SARs and Cordant Options on the third quarter results. In the 1999 third quarter the Company recorded a $2.9 million pre-tax benefit in connection with the Cordant Options. The quarter also benefited from a SARs adjustment resulting from the decline in the market price of Howmet common stock. If the market price of Howmet common stock were $15 or higher at September 30, 1999, the Company would have recorded $3.8 million less pre-tax profits in the 1999 third quarter.

Excluding the adverse effect of the possible reversal of some or all of the aforementioned pre-tax benefits in the fourth quarter, the Company expects fourth quarter earnings per share in the $.28 to $.31 range. Excluding any portion of the aforementioned benefits remaining in 1999 results, the Company expects full year 1999 earnings per share in the $1.27 to $1.30 range. For 2000, the Company currently expects earnings per share percentage growth in the mid to upper single digits.

THIS EARNINGS OUTLOOK CONSISTS OF "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT") INCLUDING STATEMENTS REGARDING EARNINGS PER SHARE AND EARNINGS PER SHARE GROWTH. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED THEREIN. THESE RISKS AND UNCERTAINTIES SHOULD BE CONSIDERED IN ASSESSING THIS EARNINGS OUTLOOK; THEY INCLUDE THOSE DESCRIBED IN ITEM 5 OF THIS REPORT AND IN OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


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

Capital expenditures in the 1999 nine months were $87.7 million. Capital expenditures for the full year are expected to be approximately $120 million. Such expenditures include amounts for previously announced plans to accelerate expansion of IGT capacity at three plants and to build a new aero-airfoil plant.

At September 30, 1999, there were $50 million of outstanding borrowings and $7.6 million of outstanding standby letters of credit under the $300 million revolving credit facility. An additional $2 million of standby letters of credit were outstanding under another facility. At September 30, 1999, $242.4 million of unused borrowing capacity was available under the Company's revolving credit facility.

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

Debt, excluding Pechiney Notes, plus redeemable preferred stock as a percentage of total capitalization (these items plus common stockholders' equity) was 18% at September 30, 1999 compared to 30% at December 31, 1998. The current ratio (excluding short-term debt and Pechiney Notes) was 1.1 at September 30, 1999 and at December 31, 1998. Working capital (excluding short-term debt and Pechiney Notes) was $40 million and $34.8 million at September 30, 1999 and December 31, 1998, respectively.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The Company has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable as of September 30, 1999. The $56.6 million retained receivables, shown in the September 30, 1999 balance sheet represents the receivables set aside to replace sold receivables in the event they are not fully collected.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholders' equity, changed by $6 million, resulting in a $10.9 million negative balance at September 30, 1999. The change is due to the strengthening of the U.S. dollar relative to the French franc.

FEBRUARY 1999 CHANGE IN OWNERSHIP AND PREFERRED STOCK REDEMPTION

On February 8, 1999, Cordant Technologies Inc. ("Cordant") acquired the remaining 22.65 million shares of the Company's common stock owned by Carlyle-Blade Acquisition Partners, L.P. ("Carlyle") for $385 million. The acquisition included a new Carlyle Standstill Agreement and the extension of an existing covenant not to compete. With this purchase of the Carlyle shares, Cordant's ownership of the Company's common stock increased to approximately
84.6 million shares representing 84.6% of the Company's outstanding voting common stock. The remaining 15.4% of the Company's common stock is publicly owned.

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

Business Information Systems Remediation: Management believes that virtually all
-----------------------------------------
date logic problems on the Company's central mainframe and distributed server applications have been identified, and remedial action to correct or replace problematic code, with minor exceptions, has been completed. All central systems have been placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. In addition to the aforementioned efforts, the Company is installing several commercial application software products, at both its central facility and at certain plant sites, to further address its Year 2000 readiness.

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

The Company has developed Year 2000 contingency plans in three areas: 1) business systems processing at the Company's primary data center, 2) procurement activities for critical raw materials and services including transportation, and
3) local manufacturing processes and systems at each facility. These plans were completed during the third quarter of 1999 and employ methods such as alternate manual processes for critical applications, installation of a generator at the Company's primary data center, the establishment of a corporate command post, full staffing of information technology and plant maintenance personnel during the year-end weekend, extensive future date testing, methods to assure adequate inventory of materials, if any, identified as susceptible to supply interruption, extra product quality testing in 2000, validation of customer and supplier electronic data interchanges, critical equipment shut-downs on December 31, 1999 and active monitoring, measuring and auditing plant compliance. While diligent efforts have been made to anticipate and mitigate risks, it is possible that the inability of the Company or its suppliers or customers to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse effect on the Company.

Cost  Information:  The  estimated  cost at  completion  for all  phases  of the
------------------
Company's Year 2000 project is $16.3 million. An estimated $6.7 million (41%) of this expense is for information systems labor and miscellaneous project costs; these costs are being expensed as routine information systems maintenance as incurred over the three-year duration of the project. Another $7.0 million (43%) is for software purchase and implementation costs for applications that were installed as scheduled, or on an expedited basis, for Year 2000 purposes. An additional $2.6 million (16%) is for infrastructure upgrades or replacement.

Approximately $15.1 million (93%) had been expended as of September 30, 1999; the Company expects to spend $0.5 million (3%) during the remainder of 1999 and $0.7 million (4%) in 2000.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

See Note I of Notes to Consolidated Financial Statements with respect to certain product testing and specification non-compliance issues at certain of the Company's aluminum casting facilities and a related claim and proceedings.


Item 5.     Other Events
            ------------


                             CAUTIONARY STATEMENT


Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such statements include those relating to sales and earnings growth, the price of the Company's stock, the Cercast manufacturing process issues, anticipated cost reductions, cash flow adequacy, year 2000 compliance, euro conversion, accounting standard changes and others. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. The words "expect," "project," "estimate," "predict," "anticipate," "believes," "plans," "intends," and similar expressions are also intended to identify forward-looking statements. Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in those statements. These risks and uncertainties include, but are not limited to, worldwide economic and political conditions, the effects of aerospace industry economic conditions and cyclicality, the nature of the Company's customer base, competition, pricing pressures, availability and cost of raw materials and others detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other reports filed with the Securities and Exchange Commission.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a) -- Exhibits
       --------

      10.35 Administrative   Agreement  dated  August  6,  1999  between  Howmet
            Corporation and the United States Department of the Air Force.
      27.1  Financial Data Schedule

(b) -- Reports on Form 8-K
       -------------------

      During the quarter ended September 30, 1999, the Company filed the following Current Reports on Form 8-K:

      Report filed August 9, 1999. Item 5 - Other events - News Release reporting that the Company entered into an Administrative Agreement with the U.S. Air Force terminating the Air Force's proposed debarment against two facilities.

      Report filed September 23, 1999. Item 5 - Other events - News Release announcing that fourth quarter earnings should be in the range of $.28 to $.31.

                                  SIGNATURES
                                  ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 1999

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