Form 10-K
period 1999-12-31
HOWMET INTERNATIONAL INC
filed 2000-03-29
CIK 1047378

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
For the fiscal year ended December 31, 1999
                                            OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

                  Title of each class             Name of each exchange
                  -------------------
                 Common Stock, par value          on which registered
                                                 -----------------------
                    $.01 per share               New York Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:
                        $303,030,380 AS OF MARCH 16, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 16, 2000: 100,033,307 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit Index appears on pages 27-31.

                                TABLE OF CONTENTS
Part I

Item 1   -   BUSINESS.......................................................   1
         -   CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
             PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
             OF 1995........................................................   6
Item 2   -   PROPERTIES.....................................................  11
Item 3   -   LEGAL PROCEEDINGS..............................................  12
Item 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  12

Part II

Item 5   -   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS............................................  12
Item 6   -   SELECTED FINANCIAL DATA........................................  13
Item 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  13
Item 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......  13
Item 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  13
Item 9   -   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.......................................  13

Part III

Item 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................  14
Item 11  -   EXECUTIVE COMPENSATION.........................................  17
Item 12  -   SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT............  24
Item 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  25

Part IV

Item 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K........................................  26
SIGNATURES..................................................................  32
FINANCIAL INFORMATION....................................................... F-1
FINANCIAL STATEMENT SCHEDULES............................................... I-1

PART I

ITEM 1 -- BUSINESS

Howmet International Inc. is a Delaware corporation organized in 1995 (referred to hereinafter together with its subsidiaries as the "Company" or "Howmet"). Through its principal operating subsidiary, Howmet Corporation, founded in 1926, the Company is the largest manufacturer in the world of investment cast turbine engine components for jet aircraft and industrial gas turbines ("IGT") as original equipment and spare parts. The Company uses investment casting techniques to produce high-performance, highly reliable superalloy and titanium components to the exacting specifications of the major aerospace and IGT engine manufacturers. Through Howmet Corporation's Aluminum Casting (formerly Cercast) subsidiaries, the Company is also the world's largest producer of aluminum investment castings, which it produces principally for the commercial aerospace and defense electronics industries.

Howmet Corporation operates in one business segment, investment castings. Financial information with respect to geographic regions is included in Note 15 of "Notes to Consolidated Financial Statements" on page F-21 - F-22 hereof.

The Company was formed in 1995 under the name Blade Acquisition Corp. ("Blade") as a joint venture between Cordant Technologies Inc., then known as Thiokol Corporation ("Cordant"), which at that time owned 49% of the Company's Common Stock, and Carlyle-Blade Acquisition Partners, L.P. ("Carlyle-Blade Partners"), which owned 51% of the Company's Common Stock. The Company was formed to purchase Howmet Corporation and the Cercast companies ("Cercast") from a subsidiary of Pechiney, S.A. The acquisition of Howmet Corporation and Cercast was accomplished on December 13, 1995 through the purchase of the capital stock of Pechiney Corporation, Howmet Corporation's parent holding company, and the capital stock of Cercast (the "Acquisition"). The Cercast companies then became subsidiaries of Howmet Corporation, and Pechiney Corporation's name was changed to Howmet Holdings Corporation ("Holdings").

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

POSSIBLE OWNERSHIP CHANGES

On November 12, 1999, Cordant made a proposal to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Cordant for a price of $17.00 per share in cash, and the proposal was referred to the Independent Directors Committee of the Company's Board of Directors (the "Committee"). On March 10, 2000, Cordant informed the Committee that it was willing to increase its offer to $18.75 per share, but following further discussions no agreement was reached. On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant announced an agreement under which Alcoa agreed to acquire Cordant. Alcoa has advised the Company that it intends to enter into discussions with the Committee to pursue the acquisition of the outstanding publicly held shares of the Company's stock. See "Control by and Relationship with Cordant" in "Cautionary Statement," page 8.

PRODUCTS

The Company uses the investment casting process to manufacture superalloy, titanium and aluminum components for aerospace engine and airframe applications and IGT applications for customers worldwide. Sales to the aerospace market were $733.7 million, $802.5 million, and

$739.9 million in 1999, 1998, and 1997 respectively. Sales to the IGT market were $677.4 million, $476.1 million, and $402.5 million respectively in those years. These products are manufactured to precise specifications provided by customers.

HOWMET
PRODUCTS             SUMMARY DESCRIPTION AND APPLICATION
--------             -----------------------------------
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

Electro-optical
system housings      Heads-up display, gimbal and other housings.

Engine parts         Gear boxes, front frames, and blocker doors for small
                     engines.

Other aircraft
parts Aircraft fuel pump, a/c blower, oil tank and surge tank components.

JOINT VENTURES

Howmet Corporation currently is participating in two joint ventures, one in Japan with Komatsu Ltd. and the other in the United States with a subsidiary of United Technologies Corporation. The Japanese joint venture, Komatsu-Howmet Ltd. ("KHL"), was established in 1972 and manufactures investment cast components for IGT and aerospace customers, primarily in Japan. Howmet Corporation currently holds an 81% interest in KHL and has an option to purchase Komatsu's remaining interest in this venture. On December 20, 1999 the Company announced that it intends to acquire Komatsu's remaining interest, with the acquisition expected to be completed in the second quarter of 2000. The joint venture with United Technologies Corporation, Sprayform Technologies International, L.L.C. ("Sprayform"), was organized in 1997 to develop and commercialize the Spraycast-X(R) technology. Through this technology atomized metal is sprayed onto a rotating mandrel to form products such as cases and rings. Howmet Corporation currently holds a 51% interest in Sprayform.

RAW MATERIALS

The Company's raw materials include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. The Company has multiple sources of supply for most of these materials and has not experienced any significant supply interruption in the past twenty years. Prices of these materials, however, can be volatile, and the Company engages in advance purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials. See "Availability and Cost of Raw Materials" in "Cautionary Statement", page 8.

PATENTS

The Company has 75 outstanding United States patents, 8 of which will expire within five years and 12 more of which will expire within ten years. The Company has also obtained certain technical licenses and developed other proprietary information. The Company believes that these proprietary rights, including modifications and applications of the directional solidification and single crystal casting processes, provide it with a competitive advantage. To protect its proprietary information, the Company requires its employees to sign confidentiality agreements, reminds employees of this confidentiality obligation upon their departure from the Company, and builds much of its own specialized equipment, such as casting furnaces, to prevent competitors from learning about Howmet's newly developed processes.

Competitors in the Company's business also hold patents and other forms of proprietary information, and there is active technical competition in that business. No assurance can be given that one company or another will not obtain a significant advantage from time to time in one aspect of the industry's technology or another.

MAJOR CUSTOMERS

The Company is the leading supplier of precision investment cast components to the producers of aircraft and industrial gas turbine engines. Most of the turbine engine market is characterized by a limited number of large manufacturers of engines. The Company's top ten customers represented approximately 76% of the Company's net sales in 1999. The Company's principal customers are The General Electric Company, principally through its aircraft engine (GEAE) and power systems (GEPS) groups, ABB Power Generation Ltd., and United Technologies Corporation, principally through its Pratt & Whitney aircraft operations (Pratt & Whitney Division and Pratt & Whitney Canada). Sales to these customers represented 24%, 13% and 10%, respectively, of the Company's 1999 net sales. The Company's other principal aerospace engine customers (none of which represented more than 10% of 1999 net sales) include Honeywell International Inc. (through its acquisition of AlliedSignal Inc.), FiatAvio, S.p.A., Rolls-Royce PLC (and its Rolls-Royce Allison subsidiary), Walbar (a division of Coltec Industries Inc.), and The Boeing Company. The Company's other principal IGT customers (none of which represented more than 10% of 1998 net sales) include Siemens Westinghouse Power Corporation, Mitsubishi Heavy Industries Ltd., and Solar Turbines Incorporated.

Orders for components are primarily awarded through a competitive bidding process. Contractual relationships with the Company's principal customers vary. More than one-half of the Company's casting business is derived from multi-year contracts, typically three years in length. Under these contracts, the Company's customers agree to order from the Company, and the Company agrees to supply, specified percentages of customer requirements for certain parts at specific pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. The Company typically renegotiates these contracts during the last year of the contract period, and during the process, customers frequently solicit bids from the Company's competitors. See "Customer Base", "Competition" and "Pricing Pressures" in "Cautionary Statement", pages 6-8.

BACKLOG

The Company's backlog of orders as of December 31, 1999 and December 31, 1998 was $765 million and $877 million, respectively. Because of the short lead and delivery times often involved, backlog may not be a significant indicator of the Company's future performance.

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

A portion of the Company's total research and development budget comes from the Company's customers, which regularly retain the Company for specific projects. The Company also provides research and development services by contract to governmental agencies. Its research center staff includes 75 degreed engineers and scientists. The Company's research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $19.9 million, $20.2 million and $17.6 million, respectively. The amount spent during the same periods for customer-sponsored research and development (including U.S. government funded) was $12.9 million, $15.3 million and $15.8 million, respectively.

COMPETITION

The Company believes it has a majority market share in the overall worldwide aerospace and IGT turbine engine airfoil investment casting market. Precision Castparts Corp. ("PCC"), a publicly held company based in Portland, Oregon, is the Company's primary competitor. The Company believes that the Company and PCC account for most of the total aerospace turbine engine and IGT investment casting production, except for captive foundries owned by three customers. The Company competes with PCC and other smaller participants primarily on the basis of technological sophistication, quality, price, service and delivery time for orders from large, well-capitalized customers with significant market power. Certain of the Company's customers, principally in Europe, have their own investment casting foundries, which produce parts similar to those manufactured by the Company. The Company knows of no plans by its major customers to establish new captive facilities, nor any significant expansion plans by those customers that have such foundries now. See "Competition" in "Cautionary Statement," page 7.

The Company's aluminum casting operations compete with a large number of smaller competitors, also on the basis of price, quality and service.

See "Major Customers", page 3, for discussion of competition in the contract award process.

ENVIRONMENTAL MATTERS

The Company is subject to comprehensive and changing environmental laws, which are discussed more fully in "Environmental Laws" in "Cautionary Statement", page 9.

In connection with the Acquisition, Pechiney, S.A. indemnified the Company for environmental liabilities relating to Howmet Corporation stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This threshold has not yet been reached. This indemnification applies to all of the environmental matters discussed in the next two paragraphs. It is probable that changes in any of the accrued liabilities discussed in the next two paragraphs will result in an equal change in the amount of the receivable from Pechiney, S.A. pursuant to this indemnification.

The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection (the "NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $3 million to $22 million or more. The Company has recorded a $3 million long-term liability as of December 31, 1999 and $2 million as of December 31, 1998 for this matter. The indemnification discussed above applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at the Company's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous materials at seven other on-site and off-site locations. The Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At December 31, 1999, $4 million of accrued environmental liabilities are included in the consolidated balance sheet for these seven sites. The December 31, 1998 consolidated balance sheet includes $4.2 million of accrued liabilities for nine such sites. The indemnification discussed above applies to these costs.

In  addition  to the  above  environmental  matters,  and  unrelated  to  Howmet
Corporation, Howmet Holdings Corporation ("Holdings") and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960's. These liabilities include approximately $7 million in remaining remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities in full. In connection with these environmental matters, the Company recorded a $17 million liability and an equal $17 million receivable from Pechiney, S.A. as of December 31, 1999 and $26 million for both the liability and receivable as of December 31, 1998. Pechiney, S.A. is currently funding all amounts related to these liabilities.

Estimated environmental costs are not expected to impact materially the financial position or the results of the Company's operations in future periods. However, environmental clean-ups are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any costs which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

The Company believes that Pechiney, S.A. will honor its indemnification obligations described in the preceding paragraphs. In the event that Pechiney, S.A. does not honor its obligations, the Company would likely be responsible for the foregoing environmental matters and the cost of addressing those matters could be material.

EMPLOYEES

As of December 31, 1999, the Company had approximately 11,500 employees.

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

INDUSTRY ECONOMIC CONDITIONS AND CYCLICALITY

The Company currently derives approximately forty per cent of its revenue from the commercial aerospace industry. This is a cyclical business. Although 1999 was a record year for aircraft deliveries, orders that year were substantially below those in each of the prior three years. The Company's sales to commercial original equipment manufacturers ("OEMs") lead the market by approximately nine months. Hence, the Company's component sales have been adversely affected due to decreased aircraft production rates for 2000. Any developments in the commercial aerospace market resulting in a reduction in air travel, the rate of aircraft engine deliveries, or customer or airline part inventory adjustments in the future could materially adversely affect the Company's financial condition and results of operations. Such developments could include cancellations or deferrals of scheduled deliveries, substantial increases in aircraft fuel costs or international political factors.

The Company's revenues from its industrial gas turbine ("IGT") castings are subject to changes in global electric power demand and the availability and cost of natural gas used to fuel these machines. Changing economic and political conditions in the United States and in other countries could also delay delivery of IGT engines, which could have a material adverse effect on the Company's operations.

CUSTOMER BASE

A substantial portion of the Company's business is conducted with a small number of large aerospace and industrial gas turbine customers, including The General Electric Company through its aircraft engine and power systems groups, ABB Power Generation Ltd., and United Technologies Corporation's Pratt & Whitney aircraft operations. The Company's top ten customers in the aggregate accounted for approximately 76% of 1999 net sales. More than one-half of the Company's business is derived from multi-year contracts with its customers, which typically last three years and generally give the Company the right and obligation to fill a specified percentage of the customer's requirements but generally do not provide the Company with any minimum order commitments. The Company usually renegotiates these contracts during the last year of the contract period, and, during the renegotiation process, customers frequently solicit bids from the Company's competitors. Some of the contracts require specified price reductions over the term of the contract based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions.

Military and defense contractor sales comprised approximately 14% of the Company's 1999 sales. United States defense spending in markets served by the Company has declined since the 1980's. If reductions in defense budgets or military aircraft procurement continue, these reductions could adversely affect the Company's results of operations. Furthermore, in the event of failure to comply with the federal statutes and regulations relating to these sales, a proceeding, including one relating to the matters described below, could result in fines, penalties, compensatory and treble damages, the cancellation or suspension of payments under one or more U.S. government contracts, debarment, or ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries. In 1999, the Company discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. The Company has notified customers and the appropriate government agencies and has substantially completed correction of these issues. The Company knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue for some time to be, late in delivery of products to certain customers, resulting in lower sales. However, delivery performance in 2000 is expected to improve significantly.

The Defense Criminal Investigative Service (the "DCIS"), in conjunction with other agents from the Defense Department and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed the Company that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. The Company is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

All customer claims relating to the foregoing matters either have been resolved or, in the Company's judgment, will be resolved within existing reserves.

The Company believes that additional cost for the foregoing matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

On August 6, 1999, the Company entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

COMPETITION

The Company competes against Precision Castparts Corp. ("PCC"), its principal competitor, and other investment casting manufacturers. Competition in investment casting is based primarily on technological sophistication, quality, price, service and delivery for orders from large, well-capitalized customers with significant market power. The Company believes that it and PCC account for most of the total aerospace turbine engine and IGT component casting production, except for captive foundries owned by three customers. Because competition is based to a significant extent on technological capabilities and innovations, there can be no assurance that PCC or any of the

Company's other competitors will not develop products and/or processes that would give them a competitive advantage in the Company's markets.

PRICING PRESSURES

The Company has experienced pressure from all of its major customers for price reductions. This pressure is the result of the competitive environment in which the Company's OEM customers are operating in the selling of their engines in the worldwide market. Because winning an initial order by an OEM generally provides it with a long-term profitable market for sales of spare parts, fierce competition exists for these orders and has resulted in reduced prices which OEMs receive in the market. Pressure for reduced prices is then exerted by OEMs on their suppliers. The future profitability of the Company will depend upon, among other things, its ability to continue to reduce its per unit costs and maintain a cost structure that will enable it to remain cost-competitive.

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

CONTROL BY AND RELATIONSHIP WITH CORDANT

Cordant Technologies Inc. ("Cordant") beneficially owns 84.6% of the outstanding Common Stock of the Company. Accordingly, subject to the Corporate Agreement referred to below, Cordant is able to control the election of the Company's Board of Directors and exercise a controlling influence over the business and affairs of the Company (including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the incurrence of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities of the Company, the repurchase or redemption of Common Stock of the Company and the payment of dividends with respect to the Common Stock), and will be able to do so as long as it continues to own more than 50% of the voting power of the Company's capital stock. Similarly, Cordant has the power to determine matters submitted to a vote of the Company's stockholders without the consent of the Company's other stockholders, has the power to prevent or cause a change in control of the Company and could take other actions that might be favorable to Cordant.

Cordant has entered into a Corporate Agreement with the Company relating to the terms under which Cordant may acquire additional shares of the Company's Common Stock. See "Arrangements Among the Company and Cordant - Corporate Agreement," page 23.

On November 12, 1999, Cordant made a proposal to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Cordant ( the "Publicly Held Shares") for a price of $17.00 per share in cash, and the proposal was referred to the Independent Directors

Committee of the Company's Board of Directors (the "Committee"). On March 10, 2000, Cordant informed the Committee that it was willing to increase its offer to $18.75 per share, but following further discussions no agreement was reached. On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant announced an agreement under which Alcoa agreed to acquire Cordant. Alcoa has advised the Company that it intends to enter into discussions with the Committee to pursue the acquisition of the Publicly Held Shares of the Company. Such an acquisition would be subject to the Corporate Agreement referred to above.

POTENTIAL CONFLICTS OF INTEREST ARISING FROM CORDANT RELATIONSHIP

As a result of Cordant's ownership of Common Stock of the Company and its intercompany agreements with the Company or otherwise, various conflicts of interest between the Company and Cordant could arise. The Company and Cordant have entered into an intercompany services agreement with respect to services to be provided by Cordant to the Company. Under the agreement, the Company generally pays Cordant its cost plus a fee, as determined by Cordant from time to time on a basis consistent with past practice. This arrangement is designed to control administrative costs and avoid duplication of administrative functions. The Company paid Cordant $1,875,000 to cover both its costs and fees for the year ended December 31, 1999. Under the arrangement, Cordant also bills the Company directly, with no "mark-up," for some services provided by third parties.

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

ENVIRONMENTAL LAWS

The Company is subject to comprehensive and changing federal, state, local and international laws, regulations and ordinances (together, "Environmental Laws") governing activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. Environmental Laws also impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA," the federal "Superfund" statute), and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by the Company and at off-site locations where it has arranged for the disposal of hazardous substances. The Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. There can be no assurance that material costs or liabilities will not be incurred in connection with any such proceedings, claims or compliance requirements or in connection with currently unknown environmental liabilities.

If it is determined that the Company is not in compliance with current Environmental Laws, the Company could be subject to penalties. The amount of any such penalties could be material. In addition, the Company uses solvents, waxes, metals, caustics, acids, oils and other hazardous substances, and as is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or from an off-site disposal facility attributable to the Company, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

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

Certain potential sources of liability under the Environmental Laws, as well as other information relating to environmental matters, including rights of the Company to indemnification for substantial portions of these potential liabilities, are described under "Business - Environmental Matters", pages 4-5.

FOREIGN CURRENCY HEDGING

The Company maintains a policy of hedging foreign currency transactions and economic exposures for foreign currency denominated obligations. The Company does not hedge against net asset values for its foreign investments attributed to its foreign subsidiaries valued in local currencies. To the extent the Company's foreign revenue base grows and net asset base expands as a result of increased foreign business activity, the Company's exposure to adverse foreign currency rate movement increases. The Company's foreign currency risk exposure is also subject to the stability of the foreign currency of the country where the Company maintains foreign operations or does business. The Company seeks to minimize the impact of adverse foreign currency rate movements through its hedging policy. The success of the hedging policy in preventing an adverse financial result on operations in any accounting period cannot be assured.

YEAR 2000 COMPLIANCE

The Company has not experienced any disruption in operations as a result of computer software issues associated with the Year 2000. Only a few minor problems have been discovered so far, and all of them have been addressed. There can be no guarantee that the systems of other companies on which Howmet's systems rely will continue to operate successfully. This could have an adverse effect on the Howmet systems. However, at this point, the Company has not been made aware of material problems. The Company has not experienced any failures within its supply chain.

The estimated cost at completion for all phases of the Company's Year 2000 project is $16.2 million. An estimated $6.7 million (41%) of this expense is for information systems labor and miscellaneous project costs; these costs are being expensed as routine information systems maintenance as incurred over the three-year duration of the project. Another $6.9 million (43%) is for software purchase and implementation costs for applications that were installed as scheduled or, on an expedited basis, for Year 2000 purposes. An additional $2.6 million (16%) is for infrastructure upgrades or replacement.

Approximately $15.9 million (98%) had been expended as of December 31, 1999; the Company expects to spend $0.3 million (2%) in 2000.

EURO CONVERSION

The Company implemented a strategy during 1999, which would allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion, effective July 1, 2002. To date the Company has not experienced and does not anticipate any material impact from the Euro conversion on its operations, its competitive position or its computer software plans. Also, the Company does not expect any significant changes to its currency hedging program and does not expect any significant increases in its foreign exchange exposure.

ITEM 2 -- PROPERTIES

The Company has twenty-one facilities in the United States, four in France, two in the United Kingdom, two in Canada and one in Japan. The Company is carrying out capacity expansions for airfoil production for aerospace and industrial gas turbine products. Completed and planned facility expansion is considered sufficient to meet the Company's operating needs. The facilities described below are all owned by Howmet Corporation or its subsidiaries, except as otherwise indicated. During 1999, additions to property, plant and equipment totaled $112.9 million.


Location (No. of Facilities)      Size  (Sq. Ft.)
----------------------------      ---------------
UNITED STATES
Bethlehem, Pennsylvania            47,200         (leased)
Branford, Connecticut             138,420
City of Industry, California       50,000         (leased)
Cleveland, Ohio                   100,000
Dover, New Jersey (2)             245,537
                                  117,000
Hampton, Virginia (2)             253,157
                                  117,069
                                   15,700         (leased)
Hillsboro, Texas                   68,000         (leased)
LaPorte, Indiana (2)              186,100
                                  132,748         (a)
Morristown, Tennessee             111,435
Whitehall, Michigan (7)           469,254
                                  108,897
                                  114,740
                                   86,722
                                   58,926
                                   61,015
                                   23,700         (b)
Wichita Falls, Texas              255,466
Winsted, Connecticut               81,000

FOREIGN
Dives, France                     255,858
Evron, France                      86,000
Exeter, U.K. (2)                  184,350
                                   68,760
                                   66,800         (leased)
Gennevilliers, France              47,361
Georgetown, Ontario                37,000         (leased)
Le Creusot, France                156,077
Laval, Quebec                     189,860
Montreal, Quebec                   11,200         (c)
                                   99,900         (leased)(c)
Terai, Japan                       53,000
----------
(a)Howmet Transport Services warehouse
(b)Facility owned by the Company and operated by and leased to its joint venture company, Sprayform Technologies International, L.L.C.
(c)Howmet Aluminum's Montreal, Canada aluminum casting operation is in the process of moving from the Montreal facility listed above to the newly constructed 189,860 square foot plant in Laval, Quebec. Howmet Aluminum expects to complete the move by the end of 2000 and vacate the Montreal premises.

ITEM 3 -- LEGAL PROCEEDINGS

The Company is a party to certain pending proceedings regarding environmental matters. See "Business - Environmental Matters", pages 4-5.

Starting in September 1998, the Company's senior management became aware of possible violations of the U.S. Anti-Kickback Act of 1986 by several of Howmet Aluminum's employees. This law prohibits receiving payments in return for favorable treatment in connection with U.S. government contracts or subcontracts. The Company promptly commenced an investigation and reported the matter to, and is cooperating with, the U.S. Department of Defense and the Quebec Provincial police.

Starting in late 1998, the Company also discovered certain testing and specification non-compliance issues at three of its Howmet Aluminum casting operations. See "Customer Base" in "Cautionary Statement", page 7.

On August 6, 1999, the Company entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

Shortly after Cordant announced, on November 12, 1999, its proposal to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Cordant (See "Business - Possible Ownership Changes," page 1), eight separate but nearly identical lawsuits were filed in the Court of Chancery of Delaware against the Company, Cordant and each member of the Company's Board of Directors. The plaintiffs are shareholders of the Company who complain that Cordant's offer for their shares in the Company is not for an adequate price. The plaintiffs request the following relief: certification as a class action with themselves designated as Class Representatives; an order enjoining Cordant, the Company and its Board of Directors from proceeding with the transaction; and money damages and the costs of bringing the lawsuit. On the motion of the defendants, the Court has consolidated the cases under the style of "In re Howmet International Shareholders Litigation" and directed that the plaintiffs file an Amended Complaint reflecting the consolidation. The Company is defending these actions and believes that any outcome will not result in a materially adverse impact to the financial position of the Company.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.


PART II

ITEM 5 -- MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

 (a)  Market Information.

The Company's Common Stock, $.01 par value, trades on the New York Stock Exchange. The Transfer Agent and Registrar for the Company's stock is First Chicago Trust Company of New York, One North State Street, 11th Floor, Chicago, Illinois 60602. Other information required with respect to this Item 5 (a) is included in the section "Recent Market Prices and Dividends" on page F-38 hereof.

 (b)  Holders.

As of March 16, 2000 there were 399 stockholders of record of the Company's Common Stock.

 (c)  Dividends.

During 1998 and 1999 the Company did not declare or pay any dividends. The Company does not expect to pay cash dividends on its Common Stock for the foreseeable future. Certain of the Company's debt instruments contain financial covenants that could limit the payment of dividends by the Company to its stockholders. Information with respect to restrictions on the payment of dividends is incorporated by reference to information contained in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on pages F-34 to F-35 hereof.


ITEM 6 -- SELECTED FINANCIAL DATA

Information required with respect to this Item 6 is included in the section "Selected Financial Data" on page F-39 hereof.


ITEM 7 --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
             RESULTS OF OPERATIONS

Information required with respect to this Item 7 is included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-29 to F-38 hereof.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information required with respect to this Item 7A is included in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" on pages F-35 to F-37 hereof.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required with respect to this Item 8 are contained in the Consolidated Financial Statements of the Company included on pages F-1 to F-28 hereof. See "Item 14 (a) Documents Filed as Part of this Report -- (1) Financial Statements" on page 26.

The supplemental financial information required with respect to this Item 8 is filed as "Financial Statement Schedules" pursuant to Item 14. See "Item 14 (a) Documents Filed as Part of this Report -- (2) Financial Statement Schedules" on page 26.

Information with respect to quarterly financial highlights is included in Note 24 of "Notes to Consolidated Financial Statements" on page F-27 hereof.

ITEM 9 --  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
             FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The Board of Directors is currently comprised of seven Directors. The Company's Amended and Restated Certificate of Incorporation and By-Laws provide for all members of the Board of Directors to be elected annually.

The seven Directors elected at the 1999 Annual Meeting are listed below. Directors will serve until the Annual Meeting of Stockholders in 2000 and until their successors have been elected and have qualified.

James R. Wilson, age 59, has served as a Director of the Company since October 1995; he was elected Chairman of the Board of Directors on October 13, 1997. He served as a Vice President of the Company from October 1995 to October 1997. He has served as Chairman of the Board, President and Chief Executive Officer of Cordant Technologies Inc. ("Cordant", formerly Thiokol Corporation) since
October 1995 and President and Chief Executive Officer from October 1993 to October 1995. He has served as a Director of Cordant since October 1993. He joined Cordant in 1989 as Vice President and Chief Financial Officer and became Executive Vice President and Chief Financial Officer in 1992. Besides its ownership of a controlling interest in the Company, Cordant's principal businesses are the manufacture of solid rocket propellent and industrial and aerospace fastener systems. Mr. Wilson is a Director of Cooper Industries Inc., The BF Goodrich Co. and First Security Corporation, and is a member of the Board of Trustees of the College of Wooster. He holds a Bachelors degree from the College of Wooster and a Masters of Business Administration from Harvard University.

Richard L. Corbin, age 54, was elected a Director of the Company in October 1995. He served as Vice President and Treasurer of the Company from October 1995 to October 1997. Mr. Corbin has been Executive Vice President and Chief Financial Officer of Cordant since November 1998, and Senior Vice President and Chief Financial Officer of that company before that since May 1994. From 1991 to 1994 Mr. Corbin served as Chief Financial Officer and Vice President of Administration of the Space Systems Division of General Dynamics Corporation, a diversified defense contractor, which he joined in 1974. Mr. Corbin is a director of OEA, Inc.

Edsel D. Dunford, age 64, was elected a Director of the Company in January 1996. He served as President and Chief Operating Officer of TRW, Inc., a manufacturer of automotive parts, spacecraft and information systems, from 1991 until his retirement in December 1994. He served as Executive Vice President and General Manager of TRW Space and Defense Business from 1987 to 1991. Mr. Dunford is a Director of Cordant, Cooper Tire & Rubber Company and National Steel Corporation and is a trustee at the University of California at Los Angeles. Mr. Dunford holds a Bachelor of Science degree from the University of Washington and a Masters of Engineering degree from the University of California at Los Angeles.

James R. Mellor, age 69, was elected a Director of the Company on December 15, 1997. Mr. Mellor was Chairman of the Board of Directors and Chief Executive Officer of General Dynamics Corporation from 1993 until June 1997, when he retired. Mr. Mellor joined General Dynamics in 1981 as Executive Vice President, Commercial Systems and Corporate Planning, became Executive Vice President, Marine, Land Systems and International in 1986 and became President and Chief Operating Officer in 1990. He was President of AM International from 1977 to 1981 and worked from 1958 to 1977 at Litton Industries in various senior management positions, ultimately as Executive Vice President. He is a Director of General Dynamics Corporation, Bergen Brunswig Corporation, Computer Sciences Corporation, Pinkerton's Inc., and USEC Inc.

D. Larry Moore, age 63, was elected a Director of the Company on December 15, 1997. He was the

President and Chief Operating Officer of Honeywell, Inc., an electronic automation and controls systems manufacturer, from April 1993 until his retirement in June 1997. Joining Honeywell in 1986,he served in various executive positions including Executive Vice President and Chief Operating Officer from 1990 to 1993. Dr. Moore is a Director of Cordant, Geon Company, and Reynolds Metals Company. Dr. Moore holds a Ph.D. in Economics from Arizona State University and a Bachelor of Science degree and Masters in Business Administration from the University of Arizona.

David L. Squier, age 54, has served as a Director of the Company since December 1995. He was elected President and Chief Executive Officer of the Company on October 13, 1997. He has been President and Chief Executive Officer of Howmet Corporation, which manufactures investment castings primarily for gas turbine engines, since 1992. Mr. Squier began his association with Howmet Corporation, when he joined the Corporate Planning department of its predecessor in December 1971. He was involved in manufacturing management from 1976 to 1978, became General Manager of Howmet Corporation's Wichita Falls Casting facility in 1979, and was promoted to Vice President of Operations in 1983. He was elected a Director of Howmet Corporation in 1987.

James D. Woods, age 68, was elected a Director of the Company on December 15, 1997. He is Chairman Emeritus of Baker Hughes Incorporated, a provider of products and services for the oil, gas, wastewater and base metals industries. He was Chairman of the Board, President and Chief Executive Officer of Baker Hughes Incorporated from 1989 to January 1997. He has worked his entire career at Baker Hughes Incorporated and its affiliated and predecessor companies, including holding the position of Corporate Vice President--Finance from 1972 to 1975, Executive Vice President and Director from 1977 to 1985, President, Chief Operating Officer and Director from 1985 to 1986 and President, Chief Executive Officer and Director from 1987 to 1997 at Baker International and Baker Hughes Incorporated. He is a Director of The Kroger Company, Varco International, Inc. and Wynn's International, Inc.

EXECUTIVE OFFICERS

David L. Squier, age 54, has been President and Chief Executive Officer of Howmet Corporation since 1992 and has been President and Chief Executive Officer of the Company since October 1997. He has been a Director of the Company since consummation of the Acquisition. See further information concerning Mr. Squier above under "Directors".

James R. Stanley, age 58, was elected Chief Operating Officer of the Company effective April 1, 2000. He has been a Senior Vice President of Howmet Corporation since 1992 and was Senior Vice President-United States/North American Operations of the Company from October 1997 to the present. Previous to his employment at Howmet, Mr. Stanley was the Vice President and General Manager of Customer Support and Marketing at the Textron Turbine Engine Division of Textron, Inc. from August 1990 to January 1992. He also held the position of Vice President of Operations for Textron Lycoming and held numerous managerial positions for nearly 20 years at General Electric-Aircraft Engines.

Marklin Lasker, age 62, has been a Senior Vice President of Howmet Corporation since February 1992 and has been Senior Vice President-International Operations of the Company since October 1997. Before joining Howmet, Mr. Lasker was Vice President and General Manager for International Operations for the AlliedSignal Turbocharger Division from April 1984 to September 1991. He also held other managerial positions for AlliedSignal Aerospace Groups over a 20 year period.

John C. Ritter, age 52, has been Senior Vice President and Chief Financial Officer of the Company since October 1997. From April 1996 until October 1997, Mr. Ritter was Vice President-Finance and Chief Financial Officer of Howmet Corporation. Prior to his employment at Howmet, he served as Vice President, Finance and Contracts, for AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. He has also held the positions of Vice President,

Finance and Administration, Chemical Systems Division, and Manager, Business Analysis, Pratt & Whitney Aircraft- Government Products Division of United Technologies Corporation.

Roland A. Paul, age 63, has been Vice President-General Counsel and Secretary of Howmet Corporation since 1976 and has been Vice President-General Counsel and Secretary of the Company since October 1997. Mr. Paul was previously in private practice as an attorney at law firms in New York and Paris and served as Counsel to the United States Senate Foreign Relations Subcommittee on United States Security Commitments Abroad.

Nicholas J. Iuanow, age 41, has been Treasurer of the Company since May 1998. He has been Treasurer of Cordant since 1994 and a Vice President since October 1997. He was Assistant Treasurer of Cordant from 1989 to 1993.

B. Dennis Albrechtsen, age 55, has been Vice President-Manufacturing of Howmet Corporation since September 1997. Prior to that he held the position of General Manager of the Howmet Whitehall Castings facility beginning in 1994. Prior to this, he served Howmet Corporation as Vice President, Airfoil Operations beginning in October 1988. He has also held managerial positions at Howmet Corporation's Whitehall, Michigan; Dover, New Jersey; and Wichita Falls, Texas casting plants.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge based on review of copies of such reports furnished to the Company and written representations, all Forms 3, 4, and 5 required by
Section 16(a) of the Securities Exchange Act of 1934, as amended, have been timely filed with respect to the most recently concluded fiscal year.

ITEM 11 -- EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below sets forth the compensation for the three fiscal years ended December 31, 1999, 1998 and 1997, both long-term and short-term, for services in all capacities earned by those individuals who were as of December 31, 1999, either (i) the Chief Executive Officer or (ii) one of the other four most highly compensated executive officers of the Company and its subsidiaries (the "Named Executive Officers"). All of these officers are employees of the Company's subsidiary, Howmet Corporation, which pays all of their compensation.

                           SUMMARY COMPENSATION TABLE

                                                         Long-Term
                                                       Compensation
                             Annual Compensation(1)       Awards
                             ----------------------    ------------
                                                         Securities
                                                         Underlying       All Other
Name And Principal Position  Year   Salary   Bonus(2)  Options/SARs(#)   Compensation(3)
---------------------------  ----   ------   --------  ---------------   ---------------
David L. Squier              1999   $410,000 $425,000                      $48,780
President and                1998    390,000  375,000                       44,844
Chief Executive Officer      1997    370,000  388,500   1,000,000           42,668

James R. Stanley             1999    266,019  184,000                       21,301
Senior Vice President--      1998    251,000  160,000                       20,650
North American Operations    1997    231,333  162,000     375,000           20,166

John C. Ritter               1999    243,972  168,000                       19,452
Senior Vice President and    1998    230,670  150,000                       18,758
Chief Financial Officer      1997    206,250  144,500     250,000           16,373

Marklin Lasker               1999    227,873  130,000                       20,787
Senior Vice President--      1998    216,384  125,500                       18,152
International Operations     1997    211,112  146,600     200,000           16,944

B. Dennis Albrechtsen.       1999    199,221  104,600                       15,128
Vice President--
Manufacturing                1998    186,000  103,750                       15,500
Howmet Corporation           1997    177,084  124,000     150,000           16,484

----------
   (1) The column headed "Other Annual Compensation" is omitted because such compensation included only perquisites in amounts not exceeding the threshold for disclosure required by Regulation S-K under the federal securities laws.
   (2) Amounts are reported in the year during which they were accrued, although they were paid in the following year.
   (3) Howmet Corporation makes matching contributions for the first five percent of each salaried employee's compensation paid into its basic savings plan. Matching contributions of $8,000 made for each of the named executives in 1999 are included in this column.
   Prior to 1999 Howmet Corporation maintained excess non-qualified employee benefit plans providing for payment of amounts in the form of taxable compensation equal to the amounts that would have been otherwise paid to employees under its basic savings plan absent the benefit limitations of the Internal Revenue Code. Such payments were included in this column for 1997 and 1998. This excess plan was terminated on December 31, 1998. Final payments under it in the following amounts made with respect to 1998 bonuses are included in this column: John C. Ritter, $7,253; Marklin Lasker, $9,393; and B. Dennis Albrechtsen, $2,380.
   Beginning in January 1999 the Company established its new Executive Deferred Savings Plan (a 401(k) Restoration Plan). Once pre-tax limits are reached under the 401(k) feature of the basic savings plan, further pre-tax contributions and company match are paid into the Executive Deferred Savings Plan for the benefit of the executive if he elects to participate. Company matching payments made into this plan for 1999 in the following amounts are included in this column:
David L. Squier, $31,329; James R. Stanley, $13,301; John C. Ritter, $4,199; Marklin Lasker, $3,394; and B. Dennis Albrechtsen, $4,748.
   Howmet Corporation permitted certain key employees to defer a portion of their compensation earned in 1986-89 until retirement or termination; the deferred compensation earned interest generally at the seasoned corporate bond yield published by Moody's Investors Service plus 3 percentage points. The above-market portion of this interest in 1999 with respect to Mr. Squier's deferred compensation was $9,451 and is included in this column.

STOCK APPRECIATION RIGHTS; STOCK OPTIONS

In May 1996, the Company introduced a Stock Appreciation Rights ("SARs") plan for key employees. Under the plan, SARs representing approximately 5 percent of the Company's equity value were issued to certain members of the Company's management. The SARs, similar to phantom stock options, are generally payable on the earliest to occur of the following: (i) March 31, 2001; (ii) a merger, sale of substantially all of the assets, or liquidation of the Company or Howmet Corporation, the Company's wholly owned operating subsidiary; (iii) the acquisition by an unaffiliated entity of more than 50% of the Company's or Howmet Corporation's Common Stock; or (iv) a public offering of more than 50% of the Company's or Howmet Corporation's Common Stock. The SARs are valued based on appreciation in value of the Company's Common Stock, as defined in the plan, from the date of adoption of the plan to the earliest of the foregoing dates. The SARs vest in equal annual installments over a five-year period, ending March 31, 2001, based upon the passage of time and the operating performance of Howmet Corporation, with acceleration in the event of one of the earlier triggering events referred to above.

On December 2, 1997, in connection with the public offering of the Company's Common Stock (the "IPO"), the Company amended its SARs plan (the "Amended SARs Program") and granted stock options to participants in the plan, including the Company's executive officers, pursuant to a newly adopted stock-based awards plan (the "Stock Awards Plan"). Pursuant to the Amended SARs Program, the maximum per share value of the outstanding SARs has been limited to the difference between the initial public offering price and the base price per share (generally $2) of the SARs and, in exchange for accepting such limitation, each holder of SARs was granted a non-qualified stock option (an "NQSO") to purchase, at the initial public offering price of $15 per share, a number of shares of Common Stock equal to the number of shares with respect to which such employee has SARs. The NQSOs vest and become exercisable in 25% increments on January 1 of each year beginning in 1999, until fully vested, and will expire on the eighth anniversary of their granting. The Stock Awards Plan provides that in the event of a change of control or similar transaction, the plan committee, comprised of independent directors, may in its discretion take certain actions in order to prevent dilution or enlargement of the benefit or potential benefit of the options. Such actions could include: adjusting the options, accelerating their benefit, permitting them to be cashed out as if fully vested and exercisable, or substituted for by equivalent options in a successor company's stock. In addition, pursuant to the Amended SARs Program, the Company offered holders of SARs the opportunity to cash out 20% of their SARs (which represented the vested portion of the SARs) at the initial public offering price. Employees making this election, including Mr. Lasker, received their cash payment in January 1998, and received NQSOs representing 80% of the number of shares of Common Stock with respect to which such employees had SARs immediately prior to making such election.

STOCK OPTIONS EXERCISED DURING FISCAL YEAR 1999

The following table presents information regarding the exercise during 1999 of SARs or options to purchase shares of the Company's or Cordant's Common Stock by the Named Executive Officers and information regarding unexercised SARs and options to purchase shares of the Company's and Cordant's Common Stock held by the Named Executive Officers on December 31, 1999.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR1
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                      Number of Securities  Value Of Unexercised
                                     Unexercised Underlying     In-The-Money
                                          Options/SARs          Options/SARs
                                        At Year-End (#)2       at Year-End ($)3
                                     ---------------------  --------------------
                                         Exercisable/          Exercisable/
Name                                     Unexercisable         Unexercisable
----                                 --------------------   --------------------

David L. Squier.                  SARs       0/1,000,000        $0/$13,000,000
                       Company Options   250,000/750,000     765,625/2,296,875
                       Cordant Options         0/200,000 4         0/3,050,000

James R. Stanley                  SARs         0/375,000           0/4,875,000
                       Company Options    93,750/281,250       287,109/861,328
                       Cordant Options          0/50,000 4           0/762,500

John C. Ritter                    SARs         0/250,000           0/3,250,000
                       Company Options    62,500/187,500       191,406/574,219
                       Cordant Options          0/40,000 4           0/501,250

Marklin Lasker                    SARs         0/200,000           0/2,600,000
                       Company Options    50,000/150,000       153,125/459,375
                       Cordant Options          0/40,000 4           0/610,000

B. Dennis Albrechtsen             SARs         0/150,000           0/1,950,000
                       Company Options    37,500/112,500       114,844/344,531

----------
1 None of the Named Executive Officers exercised any stock options or SARs in 1999. 2 See "Stock Appreciation Rights; Stock Options" on page 18 for a summary of the terms of the SARs and Company Options, including vesting and exercise. See "Cordant Stock Options" on page 21 for a summary of the terms of these options, including vesting and exercise, and the Revised Plan of Cordant with respect to these options.
3 Values of Company stock options and SARs are calculated based on the closing New York Stock Exchange price of the Company's Common Stock as of December 31, 1999 ($18.0625), minus the option exercise price ($15.00) or the SAR base price ($2.00 for the Named Executive Officers), subject to a maximum value for the SARs of $15 per share minus the base price. The Company stock options vest and become exercisable in 25% increments on January 1 of each year beginning in 1999. Value of Cordant options is calculated based on the closing New York Stock Exchange price of Cordant's Common Stock as of December 31, 1999 ($33), minus the option exercise price ($17.75 except for John Ritter ($20.46875)), after giving effect to a two-for-one stock split in Cordant stock paid as a stock dividend on March 13, 1998. On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant announced an agreement pursuant to which Alcoa would acquire the outstanding Cordant shares at $57 per share in a tender offer and second-step merger. All outstanding options to purchase Cordant shares will become exercisable upon completion of Alcoa's tender offer.
4 Adjusted for the two-for-one stock split in Cordant stock paid on March 13, 1998.

RETIREMENT PLANS

Howmet Corporation, the Company's wholly owned operating subsidiary, maintains defined benefit pension plans for substantially all of its employees. Effective January 2, 1996, Howmet adopted the Howmet Salaried Employees Pension Plan (the "SEPP"), a defined benefit plan that covers most salaried employees, and provides for continuing benefits that had been provided under another defined benefit plan (the "Pechiney Plan") prior to the acquisition of Howmet's parent company, Pechiney Corporation (now Howmet Holdings Corporation) by Blade Acquisition Corp. (now the Company) from Pechiney International, a French company, on December 13, 1995 (the "Acquisition"). The following table shows the estimated annual pension benefits for salaried employees, including the Named Executive Officers, payable upon retirement (including amounts attributable to the SEPP, the Excess Benefit Plans and the Supplemental Executive Retirement Plans, as described below, and including any benefit payable under the Pechiney
Plan) for the specified compensation and years of service.

                               PENSION PLAN TABLE

                                      YEARS OF SERVICE
                   ----------------------------------------------------------
REMUNERATION          15        20        25        30        35        40
------------       --------  --------  --------  --------  --------  --------

$  200,000         $ 43,164  $ 57,552  $ 71,940  $ 86,328  $100,716  $111,716
   400,000           88,164   117,552   146,940   176,328   205,716   227,716
   600,000          133,164   177,552   221,940   266,328   310,716   343,716

   800,000          178,164   237,552   296,940   356,328   415,715   459,716
 1,000,000          223,164   297,552   371,940   446,328   520,716   595,104
-----------------------------------------------------------------------------

As of December 31, 1999, the Named Executive Officers had the following credited service for determining pension benefits: David L. Squier, 28 years; James R. Stanley, 7 years; John C. Ritter, 3 years; Marklin F. Lasker, 7 years; B. Dennis Albrechtsen, 25 years.

All the Named Executive Officers participate in the SEPP. For employees who retired before 1997, pension benefits were based on the average earnings for the highest five consecutive years of their final ten years of service. Compensation included in the final average earnings for the pension benefit computation included base annual salary and annual bonuses but excluded payments for all other compensation. The plan in effect prior to 1997 provided an increased benefit for employees with final average pay above one-half of the social security wage base. The SEPP benefit prior to 1997 took into account the service and compensation earned prior to the Acquisition and was reduced by any benefit payable under the Pechiney Plan.

Effective January 1, 1997, the SEPP's design was changed to that of a cash balance plan. The cash balance plan maintains hypothetical individual accounts for participants. The annual amount credited to a participant's account consists of the sum of age-based compensation credits (7 percent for employees age 50 or older) and interest credits, with an additional age-based annual credit for the years 1997-2006 for employees age 45 years and older on January 1, 1997 (being an additional 7 percent for employees age 50 or older on that date). The interest credit rate, set once annually, is equal to the one year U.S. Treasury constant maturities rate plus one percent. Benefits earned before 1997 under the final average earnings formula mentioned above have been converted to opening account balances.

SEPP benefits are payable at retirement or termination, at the participant's election. Benefits may be payable as a single life annuity, a joint and survivor annuity, a ten year certain option, or a lump sum.

Because the SEPP is subject to the benefit and compensation limits under the Internal Revenue

Code (the "Code"), the Company has established two unfunded Excess Benefit Plans that provide for payment of amounts that would have been paid to employees under the pension formula absent the benefit and compensation limits of the Code.

The Company also maintains several Supplemental Executive Retirement Plans ("SERPs") designed to provide unfunded supplemental retirement benefits to certain employees of the Company. The first is designed to provide the selected employees a benefit at retirement equal to that which they would have earned under the SEPP and the Excess Benefit Plans, had the SEPP not been converted to a cash balance plan. Benefits under this SERP are offset by benefits received under the SEPP and the Excess Benefit Plans. Currently, Messrs. Squier, Stanley, Lasker, and Albrechtsen participate in this SERP.

The second SERP is designed to provide each selected employee a benefit at retirement equal to the excess of 50% of the participant's average base pay during his final three years of employment over amounts the participant receives from certain other plans and social security. Currently, Mr. Squier is the only employee participating in this SERP (see "Employment Agreements" below).

CORDANT STOCK OPTIONS

Since December 31, 1995, Cordant has granted to certain Howmet employees, including certain of the Named Executive Officers, 460,000 contingent stock options for Cordant Common Stock, of which 360,000 are still outstanding (adjusted for the two-for-one stock split in Cordant stock on March 13, 1998) (the "Cordant Stock Options"). The options granted to the Named Executive Officers have exercise prices of either $17.75 or $20.46875 per option, the market price of Cordant stock on the date of the grant and adjusted to give effect to the two-for-one stock split in Cordant stock. The options will vest only if Cordant acquires 100% of the Company prior to December 13, 2001 unless otherwise modified by the Compensation Committee of the Board of Directors of Cordant. The options vest, and are exercisable, 50% on the date of such acquisition and 25% each year thereafter. The options expire not later than ten years after the date of the grant. The agreement by which Alcoa would acquire Cordant provides for all Cordant stock options to become exercisable upon completion of Alcoa's tender offer and to be either cashed out at the $57 tender offer price less the option exercise price or, at the holder's election, converted into Alcoa Common Stock options of equivalent value to the Cordant options.

Cordant has informed holders of the Cordant Stock Options of its intention to adopt a plan that would allow such holders to benefit from such options even if Cordant does not acquire 100% of the Company prior to December 13, 2001 (the "Revised Plan"). Under the Revised Plan, in the event that Cordant does not acquire 100% of the Company prior to December 13, 2001, then, with respect to each holder, the difference as of December 13, 2001 between the aggregate market value of all of the shares of Cordant Common Stock represented by such holder's Cordant Stock Options and the aggregate exercise price of all such options shall become vested and contributed to a deferred payment plan, pursuant to which 25% of the vested amount would be paid out immediately, if the participant so elected prior to vesting, and the balance of which would be paid out over a period (not less than five years) elected by the participant. Deferred balances would accrue investment earnings equal to those of Cordant stock over such period or, at the participant's election, in part those of Cordant stock over such period and in part the interest on five year U.S. Treasury notes. Pursuant to the Revised Plan, a holder of Cordant Stock Options who retires before December 13, 2001 would receive a pro rata portion of the benefits described in the foregoing sentences based on the portion of time during the period from December 13, 1995 to December 13, 2001 in which such holder was employed by the Company.

Whether the executives vest in the Cordant Stock Options or vest in the Revised Plan, the Company would record compensation expense for one but not both plans. Accordingly, the Company is recording compensation expense over the six year vesting period of the Revised Plan ending December 13, 2001. In 1999, 1998 and 1997, $0.1 million, $0.6 million and $2.9 million of compensation expense was charged against income.

EMPLOYMENT AGREEMENTS

In October 1995 Howmet Corporation entered into employment agreements (the "Employment Agreements") with thirteen management employees, including Messrs. Squier, Stanley and Lasker. The Employment Agreements set base salary levels and provide a specified percentage (generally from 30-60%) of base salary as a target annual bonus amount. The Employment Agreements also generally provide each such Named Executive Officer (the "Executive") with the use of a Howmet-owned automobile and participation in benefit plans and programs available to Howmet management employees generally. In the event of the Executive's death or disability, the Employment Agreements generally provide for the payment of prorated annual bonus and long-term incentive plan awards, but not other severance amounts.

Mr. Squier's Employment Agreement also provides that in the event his employment is terminated by Howmet other than for "cause" or by him with "good reason" (each as defined therein) prior to his 62nd birthday, he will be entitled to (i) the amount of his base pay and target bonus for 36 months, (ii) a prorated portion of the annual bonus and any long-term incentive awards that would have been payable in the year of termination, (iii) company-paid outplacement services, (iv) transfer to him of the company-owned car he was using, (v) accelerated vesting under certain of Howmet's retirement plans, and (vi) the right to continue to participate in Howmet's medical benefits plan for up to two years at the rates in effect for active employees, and the right to be treated as a retiree for purposes of continued coverage thereafter. These severance benefits are conditioned on his agreement not to compete with Howmet for a period of twelve months following his termination of employment. Mr. Squier's agreement also provides that he is entitled to a supplemental annual pension payment equal to the excess of 50% of his average base pay during his final three years of employment over the amounts provided to him under certain of Howmet's retirement plans and under social security.

In February 1996 Howmet Corporation entered into an employment agreement with Mr. Ritter that sets a base salary and an annual bonus targeted at 40% of that amount. Half of the bonus is based on achievement of personal objectives and half is based on Howmet Corporation's performance. The agreement also provides for Mr. Ritter to receive stock appreciation rights from the Company, stock options in Cordant stock and the opportunity to purchase an interest in Howmet. Mr. Ritter is also entitled to use of a company car.

Mr. Albrechtsen has an employment agreement that sets a base salary and 35% of that amount as an annual bonus target. It is generally effective until his 62nd birthday (in 2008). In the event that Mr. Albrechtsen's employment is terminated by Howmet Corporation without "cause" or by Mr. Albrechtsen with "good reason" (each as defined therein), Mr. Albrechtsen is generally entitled to the amount of his base salary and annual bonus for a period of 36 months.

ARRANGEMENTS AMONG THE COMPANY AND CORDANT

   (COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION)

SERVICES AGREEMENT

Upon consummation of the initial public offering of Company common stock in 1997 (the "IPO"), to control administrative costs and avoid duplication of administrative functions, the Company and Cordant entered into an intercompany services agreement (the "Services Agreement") with respect to the services to be provided by Cordant to the Company. The Services Agreement provides that Cordant will furnish to the Company administrative services for which the Company will generally pay Cordant its costs plus a fee, both amounts to be determined by Cordant from time to time on a basis consistent with its past practices. The Company paid Cordant $1,875,000, to cover both its costs and fee, for the year ended December 31, 1999.

The services provided by Cordant include but are not limited to tax; control and audit; risk management and insurance advice and purchasing; health, safety and environmental; treasury and cash management; human resources and employee relations; employee benefit plans; in-house legal; investor relations and public affairs; and executive department services.

The services also include or involve some services provided by third parties, such as insurance brokers and carriers, actuaries and financial printers. Generally, Cordant bills such third party services directly to the Company with no "mark up". However, the cost of Cordant's arranging for third parties' services is billed to the Company along with a fee, as described above.

As set forth under Item 10 on pages 14-15, four Directors of the Company are officers and/or directors of Cordant.

CORPORATE AGREEMENT

Upon consummation of the IPO, the Company and Cordant entered into a corporate agreement (the "Corporate Agreement"). Under this agreement, the Company granted preemptive rights to Cordant, which give Cordant the right, upon any issuance or sale by the Company of its shares of capital stock, to acquire a number of such shares sufficient to maintain Cordant's percentage ownership of the Company's outstanding voting power and equity immediately prior to such issuance or sale. The purchase of shares of Common Stock pursuant to the exercise of a preemptive right will be at market price, or, in the case of a public offering by the Company for cash, at a price per share equal to the net proceeds per share to the Company in such offering. The preemptive rights expire in the event Cordant reduces its ownership interest to less than 20%.

In addition, under the Corporate Agreement, as amended on March 13, 2000, Cordant agreed that without the prior consent of a majority (but not less than two) of the non-employee Directors of the Company who are not Directors or employees of Cordant ("Independent Directors"), neither Cordant nor any of its affiliates may acquire outstanding shares of Common Stock of the Company not then beneficially owned by Cordant (the "Publicly Held Shares") if such acquisition would reduce the number of Publicly Held Shares to less than 14% of the total number of shares outstanding, other than (x) pursuant to a tender offer to acquire all of the Publicly Held Shares that is conditioned on the tender of a majority of the Publicly Held Shares (and this condition must be satisfied for the exception to apply) and that provides a commitment for a prompt "follow up" merger at the same price for untendered shares, or (y) pursuant to a merger in which all holders of Publicly Held Shares are treated the same and that is approved by the holders of a majority of the Publicly Held Shares. The foregoing provision of the Corporate Agreement may not be amended or waived by the Company without the consent of a majority (but not less than two) of the Independent Directors. Alcoa has separately agreed with Howmet to be bound by the same limitations as Cordant.

PREFERRED STOCK REDEMPTION

On February 17, 1999, the Company redeemed all of the outstanding shares of its 9.0% Series A Senior Cumulative Preferred Stock, all of which was held by Cordant, for an aggregate redemption price of $66,379,991.

CERTAIN CORDANT OFFICERS AND DIRECTORS

Cordant corporate officers may be elected by the Company's Board of Directors as officers or assistant officers of the Company. Cordant corporate officers may also serve as officers or assistant officers of the Company's operating subsidiary Howmet Corporation and other wholly-owned subsidiaries.

James R. Wilson, the Chairman, President and Chief Executive Officer of Cordant, and D. Larry Moore, a director of Cordant, serve on the Company's Compensation Committee. The other members of the Compensation Committee are James R. Mellor and James D. Woods.

DIRECTORS' COMPENSATION

Directors who are employees of the Company or its subsidiary Howmet Corporation or of Cordant, receive no compensation for their service as Directors. James R. Wilson and Richard L. Corbin are officers and employees of Cordant, and David L. Squier is an officer and employee of the Company, serving as Directors. Other Directors are paid an annual retainer of $40,000, plus out-of-pocket expenses. James R. Mellor and James D. Woods serve as independent Directors of the Company on committees of the Board of Directors, and accordingly each receives an additional annual retainer of $5,000. D. Larry Moore and Edsel D. Dunford also serve as Directors of Cordant.

The Company maintains a Deferred Compensation Plan for Directors, under which each Director who is entitled to a Director's fee from the Company may elect to have payment of part or all of his Director's compensation deferred until such time as he ceases to be a Director. With respect to all but $20,000 of each Director's compensation, the Plan permits each Director to elect to defer his Director's fees into a cash or phantom stock credit account. Amounts credited to the cash account are credited with increments equivalent to interest at the prime rate, and amounts credited to the phantom stock account are credited or debited with amounts reflecting the change in the price of the Company's Common Stock and payment of dividends, if any. All distributions of a Director's cash or phantom stock account are made only in cash.

Also under the Company's Amended and Restated 1997 Stock Awards Plan, each such Director receives the number of shares of restricted stock of the Company as of each January 1, beginning January 1, 1998, which $20,000 would purchase at the average of the high and low trading prices for the Company's Common Stock on the New York Stock Exchange on the last trading day of the previous year. The Director may not sell this stock until his service as a Director terminates. Dividends, if any, on such stock are credited to the Director in the form of phantom stock. The Board of Directors may from time to time change the amount or proportion of his compensation that will thereafter be distributed in the form of stock awards. Each of these Directors received 1,288 shares of restricted stock in 1999, and 1,106 shares in 2000.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

PRINCIPAL HOLDERS

The following table sets forth information as of March 16, 2000, with respect to the shares of the Company's Common Stock, par value $.01, which are held by persons known to the Company to be beneficial owners of more than five percent of such stock.

                                                   AMOUNT AND
                                                   NATURE OF
                                                   BENEFICIAL      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNERS              OWNERSHIP(1)    OF CLASS
-------------------------------------              ------------    --------
Cordant Technologies Inc.(2)                       84,650,000      84.6
15 W. South Temple
Salt Lake City, Utah 84101-1532

----------
(1) As provided by the stockholder.
(2) Cordant's investment in the Company is owned of record by Cordant's wholly-owned subsidiary, Cordant Technologies Holding Company.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table shows the Company's Common Stock beneficially owned as of March 16, 2000, by each Director and each of the executive officers named in the table on page 17, and the aggregate number of such shares beneficially owned by all Directors and executive officers of the Company as a group. Each named person and member of the group has sole voting and investment power with respect to the shares shown, except for the restricted shares held by four Directors as indicated below.

                                                                 SHARES
                                                              BENEFICIALLY
NAME                                                            OWNED(4)
----                                                          ------------
Richard L. Corbin(1).......................................      3,000
Edsel D. Dunford(2)........................................     13,733
James R. Mellor(2).........................................      6,733
D. Larry Moore(2)..........................................      6,733
David L. Squier............................................    160,000
James R. Wilson(1).........................................      7,000
James D. Woods(2)..........................................      9,733
B. Dennis Albrechtsen......................................     20,000
Marklin Lasker.............................................          0
John C. Ritter(3)..........................................     28,777
James R. Stanley...........................................     15,000
All  Directors,  nominees and  executive  officers as a group
(13 persons)...............................................    278,989

----------
(1) Mr.  Wilson is the  Chairman  of the  Board, President  and Chief  Executive
    Officer and Mr. Corbin is Executive Vice President and Chief Financial Officer of Cordant, the controlling stockholder of the Company.
(2 Includes 3,733 restricted shares of the Company's Common Stock for each Director indicated. Each holds the voting power of these shares but may not transfer them until termination of his service as a Director of the Company.
(3) Mr. Ritter disclaims beneficial ownership with respect to 777 of these shares.
(4) None of the beneficial holdings of any individual in the table totals more than one percent of the outstanding shares; the holdings of the group represent less than 0.3 percent of the outstanding shares.



ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See  "Arrangements  Among  The  Company  And  Cordant  (Compensation   Committee
Interlocks And Insider Participation)", pages 22-24.

PART IV

ITEM 14 --  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) DOCUMENTS FILED AS PART OF THIS REPORT

   (1) -- FINANCIAL STATEMENTS

The  following   Consolidated  Financial  Statements  of  the  Company  and  its
subsidiaries are included on pages F-1 to F-28 hereof.

Management's Report on Financial Statements                                F-2

Report of Ernst & Young LLP, Independent Auditors                          F-3

Consolidated Statements of Income -- Years Ended
  December 31, 1999, 1998 and 1997                                         F-4

Consolidated Balance Sheets -- December 31, 1999 and 1998                  F-5

Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997                                         F-6

Consolidated Statements of Common Stockholders' Equity and
  Redeemable Preferred Stock -- Years Ended December 31, 1999,
  1998 and 1997                                                            F-7

Notes to Consolidated Financial Statements                          F-8 - F-28

   (2) -- FINANCIAL STATEMENT SCHEDULES

The Financial Statement Schedules of the Company and its subsidiaries listed below are filed as part of this Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the Company:

Schedule I -- Condensed Financial Information of Howmet
              International Inc. (Parent Company)                   I-1 to I-4
Schedule II -- Valuation and Qualifying Accounts and Reserves       II - 1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are otherwise inapplicable, and therefore have been omitted.

   (3) -- EXHIBITS

Regulation
S-K
Exhibit
No.    Description
---    -----------
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

4.3    Corporate  Agreement  dated  as of  December  2,  1997 by and  among  the
       Company, Thiokol Corporation and Thiokol Holding Corporation (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

4.4 Credit Agreement dated as of December 16, 1997 among Howmet Corporation, various institutions as Lenders, ABN AMRO Bank N.V. and Bankers Trust Company as Co-Documentation Agents, and The First National Bank of Chicago as Agent, together with certain collateral documents attached thereto as exhibits, including the Pledge Agreements among Howmet Ltd. and, Howmet S.A., Howmet Corporation, and the First National Bank of Chicago. (incorporated herein by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed March 26, 1998).

4.5 Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 among Blade Receivables Corporation as Transferor, Howmet Corporation as Servicer and Manufacturers and Traders Trust Company as Trustee together with certain collateral documents attached thereto as exhibits, including the Amended and Restated Receivables Purchase Agreement dated as of April 18, 1996 between Howmet Corporation and certain subsidiaries of Howmet Corporation, as Settlors, and Blade Receivables Corporation as Buyer (incorporated herein by reference to Exhibit 4.7 to Howmet Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed March 31, 1997).

4.6 Repurchase Agreement dated May 16, 1997 (under the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 16, 1996 (Exhibit 4.12)), among Howmet Corporation, Howmet Cercast (U.S.A.), Inc., Howmet Refurbishment, Inc., Howmet-Tempcraft, Inc., Turbine Components Corporation, Blade Receivables Corporation, and Manufacturers and Traders Trust Company, as Trustee (incorporated herein by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

4.7 Amending Agreement dated August 29, 1997 (amending the Blade Receivables Master Trust Amended and Restated Pooling and Servicing Agreement dated April 18, 1996 (Exhibit 4.12)) among Blade Receivables Corporation, Howmet Corporation, Manufacturers and Traders Trust Company, as Trustee, Falcon Asset Securitization Corporation, Alpine Securitization Corp., Credit Suisse First Boston, New York Branch, and The First National Bank of Chicago, as Agent for Falcon Asset Securitization Corporation and Alpine

       Securitization  Corp.(incorporated  herein by reference to Exhibit
       4.15 to the Company's Registration Statement on Form S-1 filed October 9, 1997 (registration no. 333-37573)).

4.8 Credit Agreement between Howmet Corporation and Bank One NA dated February 9, 2000 (incorporated herein by reference to Exhibit 4.8 to the Company's Report on Form 8-K, filed February 11, 2000).

4(iii) The Company agrees to provide the Securities and Exchange Commission, upon request, with copies of instruments defining the rights of holders of long-term debt of the Company and all of its subsidiaries for which consolidated financial statements are required to be filed with the Securities and Exchange Commission.

10.1*  Howmet Corporation Annual Bonus Plan (incorporated herein by reference to
       Exhibit 10.1 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996(registration no. 333-00200)).

10.2* Howmet Restructuring Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996(registration no. 333-00200)).

10.3* Howmet Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996(registration no. 333-00200)).

10.4*  Howmet  Corporation  Transaction  Incentive  Payments Plan  (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17,1996 (registration no. 333-00200)).

10.5* Howmet Corporation Enhanced Bonus Program for Employees Grade 22 and Above (incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.6* 1986 Howmet Corporation Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17,1996 (registration no. 333-00200)).

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

10.14 Assignment and Assumption Agreement between Howmet Holdings Acquisition Corp. and Howmet Acquisition Corp., dated as of December 6, 1995 and Indemnification Provisions of the Stock Purchase Agreement among Pechiney, Pechiney International S.A., Howmet Cercast S.A. and Blade Acquisition Corp., dated as of October 12, 1995 (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.15* Revised  Employment  Letter  dated  February  13,  1996,  between  Howmet
       Corporation and John C. Ritter (incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 to Howmet Corporation's Registration Statement on Form S-4 filed June 11, 1996 (registration no. 333-00200)).

10.16* Stock  Appreciation  Right Agreement between Howmet Corporation and David
       L. Squier dated May 17, 1996 (incorporated herein by reference to Exhibit
       10.24 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.17* Stock  Appreciation  Right Agreement between Howmet Corporation and James
       Stanley dated May 17, 1996  (incorporated  herein by reference to Exhibit
       10.25 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.18* Stock Appreciation Right Agreement between Howmet Corporation and Marklin
       Lasker  dated May 17, 1996  (incorporated  herein by reference to Exhibit
       10.26 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.19* Stock Appreciation Right Agreement between Howmet Corporation and John C.
       Ritter  dated May 17, 1996  (incorporated  herein by reference to Exhibit
       10.27 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.20* Stock  Appreciation  Right  Agreement  between Howmet  Corporation and B.
       Dennis Albrechtsen dated May 17, 1996 (incorporated herein by reference to Exhibit 10.29 to

       Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

10.21* Employment Agreement dated October 4, 1995 between Howmet Corporation and
       Roland Paul (incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to Howmet Corporation's Registration Statement on Form S-4 filed January 17, 1996 (registration no. 333-00200)).

10.22* The Howmet  Corporation  Nonqualified  Deferred  Compensation Trust dated
       April 29, 1996 (incorporated herein by reference to Exhibit 10.31 to Howmet Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, filed August 28, 1996).

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

10.35 Administrative Agreement dated August 6, 1999 between Howmet Corporation and the United States Department of the Air Force (incorporated herein by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, filed October 21, 1999).

10.36 Amendment, dated March 13, 2000, to the Corporate Agreement, dated as of December 2, 1997 (Exhibit 4.3), by and among Cordant Technologies Inc., Cordant Technologies Holding Company, and the Company.

10.37  Letter  Agreement,  dated  March 13,  2000,  between  Alcoa Inc.  and the
       Company.

10.38* 1989 Stock Awards Plan of Thiokol Corporation as amended by stockholder approval October 15, 1993 (incorporated by reference to the definitive Proxy Statement of Thiokol Corporation dated September 11, 1992).

10.39* Form of Thiokol Corporation Non-Qualified Stock Option Grant Agreement

11     Statement re computation of per share earnings
       Statement re computation of per share earnings of the Company and subsidiaries is contained in Note 2 of "Notes to Consolidated Financial Statements" on page F-9 hereof.

21     List of Significant Subsidiaries

23     Consent of Ernst & Young LLP, Independent Auditors

27.1   Financial Data Schedule for the year ended December 31, 1999.
----------

*      Management contract or compensatory arrangement


(b) REPORTS ON FORM 8-K

During the quarter ended December 31, 1999 the Company filed the following Current Report on Form 8-K:

November 12, 1999.
------------------
Item 5 - Other events   News Release relating to Independent Directors Committee
                        review of Cordant buyout proposal.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOWMET INTERNATIONAL INC.

Dated: March 20, 2000         By: /s/ John C. Ritter
                                  John C. Ritter
                                  Senior Vice President and Chief
                                   Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         NAME                         TITLE                           DATE
----------------------     ------------------------------      -----------------

   /s/ James R. Wilson       Chairman of the Board             February 22, 2000
   -------------------
   James R. Wilson               and Director

   /s/ David L. Squier       Director, President and
   -------------------
    David L. Squier          Chief Executive Officer           February 22, 2000
                           (principal executive officer)

   /s/ John C. Ritter       Senior Vice President and
   ------------------
    John C. Ritter           Chief Financial Officer           February 22, 2000
                           (principal financial officer)

   /s/ George T. Milano        Corporate Controller            February 22, 2000
   --------------------
   George T. Milano        (principal accounting officer)

   /s/ Richard L. Corbin           Director                    February 22, 2000
   ---------------------
   Richard L. Corbin

   /s/ Edsel D. Dunford            Director                    February 22, 2000
   --------------------
   Edsel D. Dunford

   /s/ James R. Mellor             Director                    February 22, 2000
   -------------------
   James R. Mellor

   /s/ D. Larry Moore              Director                        March 6, 2000
   ------------------
   D. Larry Moore

   /s/ James D. Woods              Director                    February 22, 2000
   ------------------
   James D. Woods


                                                                      EXHIBIT A


FINANCIAL INFORMATION


Management's Report on Financial Statements                                 F-2

Report of Ernst & Young LLP, Independent Auditors                           F-3

Consolidated Statements of Income                                           F-4

Consolidated Balance Sheets                                                 F-5

Consolidated Statements of Cash Flows                                       F-6

Consolidated Statements of Stockholders' Equity
  and Redeemable Preferred Stock                                            F-7

Notes to Consolidated Financial Statements                                  F-8

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             F-29

Selected Financial Data                                                     F-39

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS


      Management has prepared, and is responsible for, the consolidated financial statements and all related financial information contained in this Annual Report on Form 10-K. The consolidated financial statements, which include amounts based on estimates and judgments, were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and applied on a consistent basis. Other financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

      Management maintains an accounting system and related internal controls which it believes provide reasonable assurance, at appropriate cost, that transactions are properly executed and recorded, that assets are safeguarded, and that accountability for assets is maintained. An environment that provides an appropriate level of control is maintained and monitored and includes examinations by an internal audit staff.

      Management recognizes its responsibilities for conducting the Company's affairs in an ethical and socially responsible manner. The Company has written standards of business conduct, including its business code of ethics which emphasize the importance of personal and corporate conduct and which demand compliance with federal and state laws governing the Company. The importance of ethical behavior is communicated to all employees.

      The Audit Committee of the Board of Directors is composed of two outside directors. This Committee meets periodically and also meets separately with representatives of the independent auditors, Company officers, and the internal auditors to review their activities.

      The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, whose report follows.


/s/ John C. Ritter

John C. Ritter
Senior Vice President and
Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Howmet International Inc.

We have audited the accompanying consolidated balance sheets of Howmet International Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Howmet International Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                              /s/ Ernst & Young LLP

Stamford, Connecticut
January 31, 2000, except for
the information regarding the
Company's New Credit Agreement
discussed in Note 7, as to which the
date is February 9, 2000

CONSOLIDATED STATEMENTS OF INCOME


                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)      1999          1998          1997
-------------------------------------------------------------------------------
Net sales                               $1,459.7      $1,350.6      $1,258.2

Operating expenses:
  Cost of sales                          1,115.8       1,039.1         963.8
  Selling, general and administrative      108.6         101.6         122.3
  Research and development                  19.9          20.2          17.6
-------------------------------------------------------------------------------
     Total operating expenses            1,244.3       1,160.9       1,103.7

Income from operations                     215.4         189.7         154.5

Interest income                              1.0           1.6           1.2
Interest expense                            (6.3)        (12.7)        (31.0)
Other, net                                  (3.0)         (3.4)         (6.4)
-------------------------------------------------------------------------------

Income before income taxes and
  extraordinary item                       207.1         175.2         118.3
Income taxes                               (70.4)        (64.8)        (46.3)
-------------------------------------------------------------------------------

Income before extraordinary item           136.7         110.4          72.0
Extraordinary item - loss on early
  retirement of debt, net of income
  taxes of $7.9                              -             -           (12.3)
-------------------------------------------------------------------------------

Net income                                 136.7         110.4          59.7

Dividends on redeemable preferred stock      (.8)         (5.6)         (5.1)
-------------------------------------------------------------------------------

Net income applicable to common stock   $  135.9      $  104.8      $   54.6
================================================================================

Per common share amounts, basic and
  diluted:
  Income before extraordinary item      $   1.36      $   1.05      $    .67
  Extraordinary item                         -             -            (.12)
-------------------------------------------------------------------------------
  Net income                            $   1.36      $   1.05      $    .55
================================================================================



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                            -----------------------
(IN MILLIONS, EXCEPT SHARE DATA)                               1999        1998
-----------------------------------------------------------------------------------
ASSETS
------
Current Assets:
  Cash and cash equivalents                                  $   39.4    $   37.6
  Accounts receivable (less allowance of $3.7 and $5.2)          80.7        84.1
  Inventories                                                   165.3       161.9
  Retained receivables                                           35.6        32.0
  Deferred income taxes                                          14.3        16.2
  Other current assets                                            3.7         3.0
  Restricted Trust  (a)                                           -         716.4
-----------------------------------------------------------------------------------
Total Current Assets                                            339.0     1,051.2

Property, plant and equipment, net                              396.5       334.9
Goodwill, net                                                   209.5       221.1
Patents and technology and other intangible assets, net          94.9       115.1
Deferred income taxes                                            11.9         -
Other noncurrent assets                                          68.3        78.3
-----------------------------------------------------------------------------------
Total Assets                                                 $1,120.1    $1,800.6
===================================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY
---------------------------------------------------------
Current Liabilities:
  Accounts payable                                           $   81.3    $  101.5
  Accrued compensation                                           59.8        45.0
  Other accrued liabilities                                      98.0       108.7
  Advance on accounts receivable                                 40.0         -
  Income taxes payable                                           47.8        44.8
  Short-term debt                                                45.7        28.0
  Pechiney Notes  (a)                                             -         716.4
-----------------------------------------------------------------------------------
Total Current Liabilities                                       372.6     1,044.4

Noncurrent Liabilities:
  Accrued retiree benefits other than pensions                  101.2        96.8
  Accrued pension liability                                      35.9        49.0
  Other noncurrent liabilities                                   59.9        64.9
  SARs                                                           49.8        43.5
  Deferred income taxes                                           -           2.1
  Long-term debt                                                  -          63.0
-----------------------------------------------------------------------------------
Total Noncurrent Liabilities                                    246.8       319.3

Commitments and contingencies

Redeemable preferred stock                                        -          65.6

Stockholders' Equity:
  Preferred stock, authorized - 10,000,000 shares, issued
   and outstanding - 0 shares                                     -           -
  Common stock, $.01 par value; authorized - 400,000,000
   shares, issued and outstanding: 1999 - 100,028,883
   shares; 1998 - 100,005,356 shares                              1.0         1.0
  Capital surplus                                               195.4       195.1
  Retained earnings                                             316.0       180.1
  Accumulated other comprehensive income                        (11.7)       (4.9)
-----------------------------------------------------------------------------------
Total Stockholders' Equity                                      500.7       371.3
-----------------------------------------------------------------------------------
Total Liabilities, Redeemable Preferred Stock and
Stockholders' Equity                                         $1,120.1    $1,800.6
===================================================================================

(a)The Restricted Trust held a note receivable from Pechiney, S.A. and related letters of credit that secured Pechiney, S.A.'s agreement to repay the Pechiney Notes. Pechiney, S.A. (the Company's previous owner) paid the notes in full on January 4, 1999, and the Restricted Trust was terminated. (See
   Note 8.)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                               ---------------------------------
(IN MILLIONS)                                    1999       1998     1997
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
--------------------
Net income                                     $ 136.7   $ 110.4   $  59.7

Adjustments to reconcile net income to net cash
  provided  by  operating
 activities:
   Depreciation and amortization                  66.8      60.2      66.9
   Equity in income of unconsolidated
     affiliates                                    -         (.4)     (1.5)
   Extraordinary item                              -         -        12.3
   Changes in assets and liabilities:
     Receivables                                  (2.5)     (3.5)      8.4
     Inventories                                  (4.6)      2.2     (17.9)
     Accounts payable and accrued                (12.6)     10.3      12.1
      liabilities
     Deferred income taxes                       (14.8)     (2.1)      (.3)
     Income taxes payable                          3.4      17.8      16.9
     Long-term SARs accrual                        6.3       5.5      31.4
     Advance on accounts receivable               40.0       -         -
     Other, net                                   14.2       7.0       4.6
--------------------------------------------------------------------------------
   Net cash provided by operating activities     232.9     207.4     192.6

INVESTING ACTIVITIES
--------------------
Purchases of property, plant and equipment      (112.9)    (83.0)    (56.9)
Payments made for investments and other assets     -        (3.0)     (1.8)
Proceeds from sale of refurbishment business,
 net                                               -         -        44.9
--------------------------------------------------------------------------------
   Net cash used by investing activities        (112.9)    (86.0)    (13.8)

FINANCING ACTIVITIES
--------------------
Net change in short-term debt                     14.6      15.1       -
Issuance of long-term debt                        65.0      36.6     326.2
Repayment of long-term debt                     (128.0)   (182.0)   (467.6)
Redemption of preferred stock                    (66.4)      -         -
Premiums paid on early retirement of debt          -         -       (13.7)
--------------------------------------------------------------------------------
   Net cash used by financing activities        (114.8)   (130.3)   (155.1)
Foreign currency rate changes                     (3.4)      1.1      (1.7)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                      1.8      (7.8)     22.0
Cash and cash equivalents at beginning
  of period                                       37.6      45.4      23.4
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period     $  39.4   $  37.6   $  45.4
================================================================================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
AND REDEEMABLE PREFERRED STOCK



                                                                     ACCUMULATED      TOTAL
                                                                       OTHER         COMMON       REDEEMABLE
                                   COMMON STOCK    CAPITAL RETAINED COMPREHENSIVE STOCKHOLDERS' PREFERRED STOCK
                                 ----------------                                               ---------------
(IN MILLIONS, EXCEPT SHARE DATA) SHARES    AMOUNT  SURPLUS EARNINGS    INCOME        EQUITY     SHARES   AMOUNT
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     100,000,000 $1.0    $195.0  $ 20.7    $  2.1         $218.8      5,490    $54.9
---------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                 59.7                     59.7
  Other comprehensive income
   Foreign exchange
     translation adjustment                                            (7.7)          (7.7)
                                                                                  -----------
  Total comprehensive income                                                          52.0
                                                                                  -----------
Dividends - redeemable
  preferred stock                                            (5.1)                    (5.1)       511      5.1
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997     100,000,000 $1.0    $195.0  $ 75.3    $ (5.6)       $265.7       6,001    $60.0
---------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                110.4                   110.4
  Other comprehensive income
   Foreign exchange
     translation adjustment                                             3.1           3.1
   Minimum pension liability
     adjustment                                                        (2.4)         (2.4)
                                                                                  -----------
  Total comprehensive income                                                         111.1
                                                                                  -----------
Dividends - redeemable
  preferred stock                                            (5.6)                   (5.6)        559      5.6
Shares issued                        5,356             .1                              .1
---------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998     100,005,356 $1.0    $195.1  $180.1    $ (4.9)        $371.3      6,560    $65.6
---------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                                136.7                    136.7
  Other comprehensive income
   Foreign exchange
     translation adjustment                                           (10.4)         (10.4)
   Minimum pension liability
     adjustment                                                         2.4            2.4
   Unrealized gain on
     securities                                                         1.2            1.2
                                                                                  -----------
  Total comprehensive income                                                         129.9
                                                                                  -----------
Dividends - redeemable                                        (.8)                     (.8)        78       .8
  preferred stock
Redeemable preferred stock
  redemption                                                                                   (6,638)   (66.4)
Shares issued                       23,527             .3                               .3
---------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999     100,028,883 $1.0    $195.4  $316.0    $(11.7)        $500.7          -    $   -
===============================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  OWNERSHIP

THE 1995 ACQUISITION: Howmet International Inc. ("HII" or "the Company") was formed on October 11, 1995. On December 13, 1995, HII acquired all of its existing operations from Pechiney, S.A. (the "Acquisition"). Carlyle-Blade Acquisition Partners, L.P. ("Carlyle-Blade"), an affiliate of The Carlyle Group, and Cordant Technologies Holding Company, a wholly-owned subsidiary of Cordant Technologies Inc. ("Cordant") owned 51% and 49%, respectively, of HII's common stock from December 13, 1995 until the 1997 ownership change. That subsidiary of Cordant also owned 100% of HII's 9% Series A Senior Cumulative payment-in-kind preferred stock, which was redeemed on February 17, 1999 (see Note 12).

The Acquisition was effected through a series of transactions, mergers and name changes resulting in HII owning Howmet Holdings Corporation ("Holdings").
Holdings owns Howmet Corporation. Howmet Corporation and its subsidiaries are the only operating subsidiaries of Holdings and HII. In connection with the Acquisition, HII received indemnities from Pechiney, S.A. for certain pre-closing tax, environmental, and product liability matters and the Pechiney Notes (see Note 8). The acquisition was accounted for in accordance with the purchase method of accounting, and accordingly, the consolidated financial statements reflect the allocation of the purchase price and related acquisition costs to the assets acquired and liabilities assumed based on their fair values on the date of acquisition.

1997 AND 1998 OWNERSHIP CHANGES: In December 1997, Carlyle-Blade sold 15 million of its HII common shares to the public, and sold 13 million of its HII common shares to Cordant Technologies Inc. In January 1998, Carlyle-Blade sold an additional 350,000 common shares to the public.

1999 OWNERSHIP CHANGE: On February 8, 1999, Carlyle-Blade sold its remaining 22,650,000 shares of HII common shares to Cordant. At December 31, 1999, Cordant held 84.6% and the public held 15.4% of outstanding HII common shares.

PROPOSED PURCHASE OF PUBLICLY HELD SHARES: On November 12, 1999, Cordant made a proposal to the Company's board of directors to acquire all of the outstanding shares of HII not currently owned by Cordant for a price of $17.00 per share in cash. The Company's Independent Directors Committee of its Board of Directors is reviewing the proposal and has retained independent financial and legal advisors to assist in this matter. See Note 25 regarding an update on the proposed purchase of the publicly held shares of the Company's common stock.

POSSIBLE CHANGE IN OWNERSHIP OF CORDANT:  See Note 25.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include all subsidiary companies. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions. Estimates of the carrying amounts of assets and liabilities and the reported amounts of revenues and expenses are utilized in the earnings recognition process that affects reported amounts in the consolidated financial statements and accompanying notes. Amounts affected include, but are not limited to, allowances for doubtful accounts, reserves for contract losses and other accruals. Actual results could differ from those estimates.

REVENUE RECOGNITION: The Company recognizes revenue from the sale of its products upon shipment. Provision for estimated losses on sales commitments are recorded when identified.

EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding (1999 - 100,022,361; 1998 - 100,002,678; 1997 -
100,000,000). Diluted earnings per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (1999 - 100,255,305; 1998 - 100,079,344; 1997 - 100,008,832).

CASH AND CASH EQUIVALENTS: Highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents.

INVENTORIES: Inventories are stated at cost, which approximates or is less than replacement value. A substantial portion of inventories is valued on the last-in, first-out ("LIFO") method, and the remainder is on the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost and are depreciated over the assets' estimated useful lives on the straight-line method. Buildings' useful lives vary between 19 and 40 years and other assets' lives vary between 4 and 8 years.

INTANGIBLES: Goodwill relates to the Acquisition (Note 1) and is the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. It is amortized on a straight-line basis over 40 years.

Other intangible assets include the fair value, at the Acquisition date, of patents, technology and a non-compete agreement. They are being amortized on a straight-line basis over 10 to 15 years.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company records impairment losses on goodwill and on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than net book value. The Company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

CONTINGENT MATTERS: The Company accrues costs for contingent matters when it is probable that a liability has been incurred and the amount can be reasonably determined. At the time a liability is recognized, a receivable is recorded for the estimated future recovery from third parties, including Pechiney, S.A. or insurance carriers. Costs not recoverable from third parties are expensed when the liability is recorded. Except for current amounts receivable and payable, contingent amounts are included in "other noncurrent assets" and in "other noncurrent liabilities".

FOREIGN CURRENCY TRANSLATION: Except for the Company's Canadian subsidiaries, all assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange prevailing during the period. Unrealized currency translation adjustments are deferred and included in the equity section of the consolidated balance sheet, whereas transaction gains and losses are recognized in the consolidated statements of income when incurred.

The Canadian operation's functional currency is the U.S. dollar. Therefore, Canadian monetary assets and liabilities are translated at period-end exchange rates, and inventories and other nonmonetary assets and liabilities are translated at historical rates. Adjustments resulting from translation of Canadian monetary assets and liabilities at period-end exchange rates are included in the consolidated statements of income.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are utilized by the Company to reduce foreign currency risks in accordance with policy approved by the Board of Directors. The Company does not hold or issue derivative financial instruments for trading purposes. The Company enters into foreign exchange contracts to minimize fluctuations in the value of payments due international vendors and the value of foreign denominated receipts.

Forward foreign exchange contracts obligate the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The Company enters into economic hedges to mitigate fluctuations of anticipated foreign currency commitments. The Company also enters into forward foreign exchange contracts, which are directly related to assets, liabilities, or transactions for which a commitment is in place.

In accordance with hedge accounting, gains and losses for specifically identified assets, liabilities and firmly committed transactions are recognized in income, and offset the foreign exchange gains and losses, when the underlying transaction is settled. Unrealized changes in fair value of contracts no longer effective as hedges for such firm items are recognized in income at such time and marked to market until their expiration. In cases where the hedge is for anticipated items, forward foreign exchange contracts are marked to market.

INCOME TAXES: The provision for income taxes includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred taxes are provided to recognize the income tax effects of amounts which are included in different reporting periods for financial statement and tax purposes.

NEW ACCOUNTING STANDARDS: In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting standards for derivative instruments and for hedging activities. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company. The Company expects to adopt this new statement on January 1, 2001.

NOTE 3.  INVENTORIES

Inventories are summarized as follows:

                                                          DECEMBER 31,
                                                    -------------------------
(IN MILLIONS)                                           1999         1998
-----------------------------------------------------------------------------
Raw materials and supplies                             $ 63.2       $ 56.7
Work in progress                                         75.0         78.8
Finished goods                                           31.5         29.7
-----------------------------------------------------------------------------
FIFO inventory                                          169.7        165.2
LIFO valuation adjustment                                (4.4)        (3.3)
-----------------------------------------------------------------------------
                                                       $165.3       $161.9
=============================================================================

At December 31, 1999 and 1998, inventories include $110.4 million and $111.8 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

                                                           DECEMBER 31,
                                                    -------------------------
(IN MILLIONS)                                           1999         1998
-----------------------------------------------------------------------------
Land                                                   $  18.7      $  18.8
Buildings                                                102.7         77.6
Machinery and equipment                                  440.0        363.4
-----------------------------------------------------------------------------
                                                         561.4        459.8
Accumulated depreciation                                (164.9)      (124.9)
-----------------------------------------------------------------------------
                                                       $ 396.5      $ 334.9
=============================================================================

Depreciation expense was $48.6 million in 1999, $42 million in 1998, and $41.2 million in 1997.


NOTE 5.  GOODWILL

Goodwill relates to the Acquisition (Note 1). Goodwill is net of accumulated amortization of $27.3 million and $20.6 million at December 31, 1999 and 1998. In 1999 goodwill was reduced by $5.0 million resulting from utilization of net operating loss carryforwards which were acquired as part of the Acquisition.


NOTE 6.  PATENTS AND TECHNOLOGY AND OTHER INTANGIBLE ASSETS, NET
         AND OTHER NONCURRENT ASSETS

Patents and technology and other intangible assets, net includes the following:

                                                                                   DECEMBER 31,
                                                                           -------------------------
(IN MILLIONS)                                                                   1999         1998
----------------------------------------------------------------------------------------------------
Patents and technology, net of accumulated amortization of $27.3 and $20.6      $40.1       $ 46.8


Non-compete agreement, net of accumulated amortization of $20.2 and $15.2        54.8         59.8


Pension intangible asset (Note 11)                                                -            8.5
----------------------------------------------------------------------------------------------------
                                                                                $94.9       $115.1
====================================================================================================

Other noncurrent assets includes the following:

                                                           DECEMBER 31,
                                                    -------------------------
(IN MILLIONS)                                           1999         1998
-----------------------------------------------------------------------------
Indemnification receivables from Pechiney, S.A. for:
  Environmental matters                                 $ 20.8       $ 29.3
  Insurance claims                                         5.2          6.0

Prepaid pension benefit costs                             23.8         25.9

Other                                                     18.5         17.1
-----------------------------------------------------------------------------
                                                        $ 68.3       $ 78.3
=============================================================================

NOTE 7.  FINANCING ARRANGEMENTS

At December 31, 1999 and 1998, the Company had $45.7 million and $28 million of short-term borrowings principally at its foreign subsidiaries. Included in the 1999 amount was $22 million of the Canadian subsidiary's borrowings under two credit facilities, which have a combined borrowing capacity of $25 million. At December 31, 1998 the Canadian subsidiary had $8 million of outstanding borrowings under a $10 million credit facility. Interest rates for these facilities are based on LIBOR plus a spread (approximately 6.9% at December 31, 1999 and 5.8% at December 31, 1998). At December 31, 1999 and 1998, the Company's Japanese subsidiary had short-term borrowings of $15 million and $17.9 million, respectively, bearing interest at a rate of approximately 1.1% and 1.4%, respectively, per annum.

At December 31, 1999, the Company had no long-term borrowings. The Company's long-term debt at December 31, 1998, excluding Pechiney Notes (Note 8), was $63 million, including $60 million of borrowings under the Company's $300 Million Revolving Credit Facility. The interest rate on this facility was based on LIBOR plus a spread and was 5.8% at December 31, 1998. At December 31, 1999, $9.6 million of letters of credit were outstanding under separate credit arrangements and $300 million borrowing capacity was available under the $300 Million Revolving Credit Agreement.

On February 9, 2000, the Company elected to terminate its $300 Million Revolving Credit Facility. On February 9, 2000, the Company (through its wholly-owned operating subsidiary, Howmet Corporation) entered into a new $25 million credit agreement with a major U.S. bank (the "New Credit Agreement"). The New Credit Agreement provides a commitment from the bank for an unsecured revolving credit line and letters of credit of up to a total of $25 million. The interest rate is based on LIBOR plus a spread. The New Credit Agreement expires on May 9, 2000.

Terms of the New Credit Agreement require Howmet Corporation to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions customarily found in such agreements, such as limits on indebtedness and payments for acquisitions or investments. The agreement contains events of default including a change of control (as defined) of the Company and its subsidiaries, and cross defaults with respect to other debt and the receivables facility.

The Company is a holding company, which conducts its only operations through Howmet Corporation and its subsidiaries and, accordingly, is dependent on the receipt of cash from these subsidiaries to meet its expenses and other obligations. Terms of the New Credit Agreement (and previously the $300 Million Revolving Credit Facility) which limit transfers of cash to the Company from Howmet Corporation affect the Company's ability to obtain funds for any purposes, including dividends, stock redemption, debt service and normal business activities. Based on current and anticipated activities, this limitation is not expected to have an effect on the Company's ability to conduct its normal activities.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. At December 31, 1999 and 1998, the defined pool of outstanding accounts receivable amounted to $90.6 million and $87 million, respectively. The Company received $55 million from the sale of such eligible receivables to a master trust and has deducted this amount from accounts receivable in the December 31, 1999 and 1998 consolidated balance sheets. Losses on the sale of receivables for the years ended December 31, 1999, 1998 and 1997 were $3.3 million, $3.8 million, and $3.8 million, respectively. These losses are included in the line captioned "Other, net" in the statements of income. At December 31, 1999 and 1998 the $35.6 million and $32 million differences, between the total eligible pool and the $55 million sold, represent retainage on the sale in the event the receivables are not fully collected. The Company has retained the responsibility for servicing and collecting the accounts receivable sold or held in the master trust. Any incremental additional costs related to such servicing and collection efforts are not significant.

In 1997, the Company terminated its then existing senior credit facilities and repaid all outstanding borrowings thereunder, and the Company tendered for and repaid all but $3 million of its $125 million senior subordinated notes. As a result of these transactions, the Company recorded an extraordinary loss from the early retirement of debt of $12.3 million, after-tax. The loss includes the write-offs of unamortized debt issuance costs, a tender premium for the senior subordinated notes and transaction costs. Also in 1997, the Company elected to repay all but $6 million of its 10% payment-in-kind junior subordinated notes and in 1998 repaid the remaining $6 million. In 1999, the Company redeemed the remaining $3 million of its senior subordinated notes.

In 1999, 1998 and 1997, the Company paid interest of $6.2 million, $9.7 million and $20.1 million, respectively.


NOTE 8.  RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE

In 1988, Pechiney Corporation, which was then a wholly-owned subsidiary of Pechiney, S.A., issued indebtedness maturing in 1999 (the "Pechiney Notes") to third parties in connection with the purchase of American National Can Company. As a result of the Acquisition, Pechiney Corporation (now named Howmet Holdings Corporation, "Holdings") became a wholly-owned subsidiary of the Company. The Pechiney Notes remained at Holdings, but Pechiney, S.A., which retained American National Can Company, agreed with the Company to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney, S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney, S.A. note was deposited in a trust for the benefit of Holdings (the "Restricted Trust"). Interest income from the Restricted Trust for 1998 and 1997 was equal to the interest expense and is netted in the statements of income for these years.

Pechiney, S.A. paid the Pechiney Notes in full on January 4, 1999. As a result, the Restricted Trust has been terminated. No Company funds were used in the payment of the Pechiney Notes.


NOTE 9.  COMMITMENTS

The Company has noncancelable operating leases relating principally to manufacturing and office facilities and certain equipment. Future minimum payments under noncancelable leases as of December 31, 1999 are as follows:
2000--$6.1 million,  2001--$4.0 million, 2002--$1.9 million, 2003--$1.2 million,
2004--$.5 million and thereafter $1.8 million.

Total rental expense for all operating leases was $8.6 million in 1999, $6.9 million in 1998 and $7.3 million in 1997.

As of December 31, 1999 the Company is committed to spend $11.4 million for 2000 capital expenditures.


NOTE 10.  INCOME TAXES

In February 1999, Cordant increased its ownership of the Company's common stock to 84.6 percent of the outstanding shares. As a result of the increase in ownership, the Company and Cordant will file consolidated federal income tax returns beginning in 1999. The consolidated tax liability of the affiliated group, determined without taking credits into account, will be allocated based on each company's contribution to consolidated federal taxable income. All tax credits will be allocated on a pro rata basis equal to each company's contribution to the consolidated tax credit determined to be available each year.

Income taxes were provided in the following amounts:

                                                         YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
(IN MILLIONS)                                        1999          1998          1997
------------------------------------------------------------------------------------------
Current income taxes:
  U.S. Federal                                      $ 65.5         $51.7         $23.0
  State                                                8.4           8.0           7.8
  Foreign                                             11.3           7.2           7.9
------------------------------------------------------------------------------------------
                                                      85.2          66.9          38.7
Deferred income taxes:
  U.S. Federal                                       (12.6)         (4.6)          2.1
  State                                               (2.2)         (1.5)         (3.8)
  Foreign                                              -             4.0           1.4
------------------------------------------------------------------------------------------
                                                     (14.8)         (2.1)          (.3)
------------------------------------------------------------------------------------------
                                                    $ 70.4         $64.8         $38.4
==========================================================================================

The 1997 tax expense includes $46.3 million of expense related to income before the extraordinary loss, and a $7.9 million benefit related to the extraordinary loss from early retirement of debt.

A reconciliation of the United States statutory rate to the effective income tax rate follows:

                                                         YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     1999          1998          1997
------------------------------------------------------------------------------------------
Statutory rate                                        35.0%         35.0%         35.0%
  Effect of:
   State income taxes, net of federal benefit          1.9           2.0           3.1
   Foreign tax differential                            (.4)          (.4)           .1
   Goodwill amortization                               1.1           1.3           2.3
   Research and development credits                   (2.5)         (2.4)         (3.3)
   Foreign sales corporation                          (1.3)          (.6)          -
   Other                                                .2           2.1           1.9
------------------------------------------------------------------------------------------
Effective rate                                        34.0%         37.0%         39.1%
==========================================================================================

Domestic and foreign components of pretax income, including the 1997 $20.2 million extraordinary loss from early retirement of debt, are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
(IN MILLIONS)                                        1999          1998         1997
------------------------------------------------------------------------------------------
United States                                       $152.7        $137.9        $71.8
Foreign                                               54.4          37.3         26.3
------------------------------------------------------------------------------------------
                                                    $207.1        $175.2        $98.1
==========================================================================================

Deferred income taxes arise from differences in the timing of income, expense, and tax credit recognition for financial reporting and income tax purposes. Deferred income taxes are not provided on the undistributed earnings of international subsidiaries as the earnings are considered to be indefinitely reinvested. At December 31, 1999, these undistributed earnings amounted to approximately $24 million. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. After taking into account available foreign tax credits the amount of such taxes is immaterial.

The components of the net deferred income tax asset (liability) are as follows:

                                                               DECEMBER 31,
                                                        ------------------------
(IN MILLIONS)                                              1999          1998
--------------------------------------------------------------------------------
State and foreign net operating losses                    $  1.8       $   7.5
Other foreign tax benefits                                   -             2.5
Foreign tax credits                                          6.2           4.0
Accrued retiree benefits other than pensions                41.7          41.4
Vacation and deferred compensation accruals                 31.9          28.8
Pension liability                                           15.1          21.0
Other accruals                                              28.3          20.0
--------------------------------------------------------------------------------
  Gross deferred tax asset                                 125.0         125.2
Valuation allowance                                         (5.5)         (7.5)
--------------------------------------------------------------------------------
  Total deferred tax asset                                 119.5         117.7
LIFO inventory                                             (26.9)        (25.6)
Pension prepaid assets                                      (9.2)        (13.8)
Property, plant and equipment                              (41.6)        (44.9)
Patents and technology                                     (15.6)        (19.3)
--------------------------------------------------------------------------------
  Total deferred tax liability                             (93.3)       (103.6)
--------------------------------------------------------------------------------
  Net deferred tax asset                                  $ 26.2       $  14.1
--------------------------------------------------------------------------------
Balance sheet classification:
  Current assets                                          $ 14.3       $  16.2
  Noncurrent assets (liabilities)                           11.9          (2.1)
--------------------------------------------------------------------------------
                                                          $ 26.2       $  14.1
================================================================================

At December 31, 1999 and 1998, the Company had available approximately $4.7 million and $11.3 million, respectively, of foreign net operating loss carryforwards which can only be used to offset foreign taxable income. These carryforwards have no expiration date. At December 31, 1998, the Company also had available $30.0 million of state net operating loss carryforwards. In 1999, $11.9 million of the state net operating losses expired. In 1999, the Company utilized $18.1 million of state net operating losses and $6.5 million of foreign net operating losses, resulting in a $5.0 million reduction of goodwill. Utilization of the $4.7 million remaining foreign net operating loss carryforwards will result in an adjustment of goodwill. At December 31, 1998, the Company also had other foreign tax benefits of $2.5 million which were realized as 1999 cash receipts with no effect on income tax expense.

At December 31, 1998, the Company carried a valuation allowance equal to the deferred tax asset associated with all state and foreign net operating loss carryforwards. In 1999, the valuation allowance was reduced as a result of the aforementioned net operating loss expiration and utilizations. At December 31, 1999 the Company carried a valuation allowance equal to the deferred tax asset associated with $3.7 million of foreign tax credits generated in 1999 and $4.7 million of foreign net operating loss carryforwards. The Company has no other valuation allowance because management believes it is more likely than not that future operations will generate sufficient taxable income to realize the other deferred tax assets.

In 1999, 1998 and 1997, the Company paid income taxes, net of refunds, of $68.2 million, $49.3 million and $45.6 million, respectively.

During 1998, the Internal Revenue Service completed its audit of the Company's federal income tax return for the year ended December 31, 1995, with no material findings.

NOTE 11.  PENSIONS and OTHER POSTRETIREMENT BENEFITS

The Company has noncontributing defined benefit plans covering certain of its employees. The Company also has an unfunded postretirement plan that provides certain nonvested health care and life insurance benefits to certain of its employees. Data for the pension plans and the other benefit plan are summarized as follows:

                                                    PENSION BENEFITS       OTHER BENEFITS
                                                      DECEMBER 31,          DECEMBER 31,
                                               ---------------------------------------------
(IN MILLIONS)                                       1999       1998        1999       1998
--------------------------------------------------------------------------------------------
Change in projected benefit obligations:
   Projected benefit obligations at beginning
     of year                                      $(154.5)   $(115.0)    $(126.5)   $(110.3)
   Service cost                                     (13.5)     (11.5)       (3.0)      (2.5)
   Interest cost                                    (10.7)      (9.2)       (8.3)      (8.2)
   Plan amendments                                   (1.5)     (11.6)        (.9)       -
   Actuarial gains (losses), net                     20.2      (14.0)        7.1      (13.2)
   Benefits paid                                     10.4        6.8         8.0        7.7
--------------------------------------------------------------------------------------------
      Ending projected benefit obligations        $(149.6)   $(154.5)    $(123.6)   $(126.5)
============================================================================================

Change in plan assets:
   Fair value of plan assets at beginning
     of year                                      $ 146.7    $ 139.7     $   -      $   -
   Actual return on plan assets                      20.5        6.9         -          -
   Company contributions                              8.9        6.9         8.0        7.7
   Benefits paid                                    (10.4)      (6.8)       (8.0)      (7.7)
--------------------------------------------------------------------------------------------
      Ending fair value of plan assets            $ 165.7    $ 146.7     $   -      $   -
============================================================================================

Reconciliation to balance sheet amounts:
   Fair value of plan assets exceeds (less than)
     projected benefit obligations                $  16.1    $  (7.8)    $(123.6)   $(126.5)
   Unrecognized prior service (gain) loss cost      (20.0)     (23.5)        4.3        4.0
   Unrecognized net actuarial (gain) loss           (11.3)      16.6        11.9       19.7
--------------------------------------------------------------------------------------------
      Net liability recognized in balance sheet   $ (15.2)   $ (14.7)    $(107.4)   $(102.8)
============================================================================================

Amounts recognized in the balance sheet
  consist of:
   Prepaid benefit costs                          $  23.8    $  25.9     $   -      $   -
   Accrued benefit liabilities                      (39.0)     (40.6)     (107.4)    (102.8)
   Additional minimum liability                       -        (12.5)        -          -
   Intangible asset                                   -          8.5         -          -
   Accumulated other comprehensive income, pretax     -          4.0         -          -
--------------------------------------------------------------------------------------------
      Net liability recognized in balance sheet   $ (15.2)   $ (14.7)    $(107.4)   $(102.8)
============================================================================================

Assets of the pension plans are invested primarily in equities and bonds. The other benefits plan is not funded, therefore, the Company pays benefits as claims are made.

The change in projected benefit obligation included a realized actuarial gain in 1999 resulting from increasing the discount rate from 6.75 percent in 1998 to
7.5 percent in 1999. Benefits paid increased in 1999 primarily due to more lump sum distributions to retirees.

Included in the aggregated pension data in the above tables are amounts applicable to plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets. Amounts related to such plans are as follows:


                                                           DECEMBER 31,
                                                  ------------------------------
(IN MILLIONS)                                         1999                1998
--------------------------------------------------------------------------------
Projected benefit obligations                        $(43.6)            $(117.5)
Accumulated benefit obligations                      $(39.7)            $(111.4)
Fair value of plan assets                            $ 29.5             $  98.8
================================================================================

Effective January 1, 1997, Howmet Corporation amended the salaried pension plan to change the formula from "final pay" to "cash balance." This change resulted in a 1997 unrecognized prior service cost reduction of $37.9 million, and 1997 expense of $2.6 million less than it would have been using the prior plan formula.

Components of net periodic cost are as follows:


                                           PENSION BENEFITS       OTHER BENEFITS
(IN MILLIONS)                            1999    1998    1997   1999   1998   1997
-------------------------------------------------------------------------------------
Components of net periodic cost:
  Service cost                           $13.5  $ 11.5  $ 10.1  $ 3.0  $ 2.5  $ 3.4
  Interest cost                           10.7     9.2     8.2    8.3    8.2    7.5
  Expected return on assets              (13.3)  (12.1)  (10.5)   -      -      -
  Recognized losses                         .4      .2      .2     .7     .2     .1
  Recognized prior service (gain) cost    (2.0)   (2.3)   (2.8)    .6     .6     .3
-------------------------------------------------------------------------------------
      Net periodic cost                  $ 9.3  $  6.5  $  5.2  $12.6  $11.5  $11.3
=====================================================================================

Weighted-average assumptions used to determine pension costs and liabilities as of December 31, are as follows:


                                                  1999        1998        1997
--------------------------------------------------------------------------------
Discount rate                                     7.5%        6.75%       7.5%
Expected long-term return on assets               9.0%        9.0%        9.0%
Rate of compensation increase                     4.75%       4.75%       5.0%
================================================================================

In calculating the Company's postretirement benefit obligation, the health care cost trend rate assumption for below age 65 benefits was 8% in 1999 and 9% in 1998 and is assumed to decline 1% annually to 6% in the year 2001 and remain constant thereafter. The health care cost trend rate for above age 65 benefits was 6.6% in 1999 and 7.4% in 1998 and is assumed to decline gradually to 5% in the year 2001 and remain constant thereafter.

A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                1 PERCENTAGE     1 PERCENTAGE
(IN MILLIONS)                                  POINT INCREASE   POINT DECREASE
--------------------------------------------------------------------------------
Effect on total service and interest cost
  components                                       $ .1              $ .1
Effect on postretirement benefit obligation        $1.1              $1.1
================================================================================

In addition to the above, the net pension expense for the United Kingdom operations was $1.8 million in 1999, $1.5 million in 1998 and $1.2 million in 1997.

The Company sponsors matching 401(k) savings plans for eligible employees. The Company matches up to 5% of salaried employee contributions, up to 6% of the contribution of all full time non-union hourly employees and up to $50 per month of union hourly employee contributions. Company contributions to the matching savings plans were approximately $7.3 million in 1999, $6.7 million in 1998 and $6.8 million in 1997.


NOTE 12.  PREFERRED STOCK

The Board of Directors is authorized to determine the terms of any series of preferred stock. Of the 10,000,000 shares of authorized preferred stock, 15,000 shares were designated as 9% Series A Senior Cumulative Preferred Stock. Dividends on this preferred stock were at 9% and were payable-in-kind. These 15,000 shares had a $.01 par value and $10,000 per share liquidation value.

At December 31, 1998, the Company had issued and outstanding 6,560 shares of the 9% Series A Senior Cumulative Preferred Stock. On February 17, 1999, the Company redeemed and retired all these outstanding preferred shares at their $66.4 million book value. The Company borrowed under its revolving credit facility to make the redemption. On February 17, 1999, and at all previous times, all outstanding shares of this preferred stock were owned by Cordant Technologies Inc.

At December 31, 1999, there were no preferred shares outstanding.


NOTE 13.  SARS AND STOCK OPTION PLANS

STOCK APPRECIATION RIGHTS ("SARS"): In early 1996, the Company adopted a SARs plan. Under the plan, SARs representing up to 5% of the Company's equity value were authorized to be issued to executive officers of the Company. The SARs are similar to phantom stock options and are valued based on appreciation of the value of the Company's common stock above the base per share of the SARs. The maximum per share value of the outstanding SARs is limited to the difference between $15 and the base price per share of the SARs (generally $2). The SARs vest over a five-year period ending in 2001 based upon passage of time and the operating performance of the Company. Vesting accelerates if there is a sale of substantially all assets, or a liquidation of the Company, or a sale of more than a 50% interest in the Company.

At December 31, 1999 and 1998 there were approximately 4.3 million SARs outstanding. Compensation costs of $6.3 million, $10.8 million and $31.4 million were charged against income for the SARs plan in 1999, 1998 and 1997, respectively. SARs expense is adjusted quarterly based on the market value of the stock and vesting.

HOWMET OPTIONS: The Amended and Restated 1997 Stock Awards Plan (the "Plan") provides for grants of stock options, shares of restricted stock and SARs to key Company employees. The Plan provides for grants involving up to an aggregate 5 million shares of the Company's common stock, and the Company has reserved 5 million common shares for such grants. In December 1997, 4,377,500 options were granted. 1998 and 1999 changes follow:


                                                                      WEIGHTED
                                                                       AVERAGE
                                                            SHARES    PER SHARE
--------------------------------------------------------------------------------
Options outstanding at December 31, 1997 (0 exercisable
  shares)                                                 4,377,500     $15.00
--------------------------------------------------------------------------------
1998 activity:
  Granted                                                    98,000     $14.42
  Forfeited or lapsed                                      (162,500)    $15.00
  Exercised                                                      -        -
--------------------------------------------------------------------------------
Options outstanding at December 31, 1998 (0 exercisable
  shares)                                                 4,313,000     $14.98
================================================================================
1999 activity:
  Granted                                                    82,500     $15.32
  Forfeited or lapsed                                       (75,875)    $15.00
  Exercised                                                 (18,375)    $14.43
--------------------------------------------------------------------------------
OPTIONS OUTSTANDING AT DECEMBER 31, 1999 (1,051,875
  EXERCISABLE SHARES)                                     4,301,250     $15.00
================================================================================

Options granted in December 1997 vest and become exercisable in 25% increments on January 1 of each year beginning in 1999. The options outstanding at December 31, 1999 have exercise prices ranging from $12.22 to $18.19 and a weighted-average remaining contractual life of 6.1 years. Of the total options outstanding at December 31, 1999, 4,124,500 will expire in December 2005, 94,250 in 2006 and 82,500 in 2007.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25 and, accordingly, does not recognize compensation cost for options issued to employees at market value. The fair values as estimated at the date of grant for options granted in 1999, 1998 and 1997 are $7.97, $7.39 and $6.04 per share, respectively. These estimated values were determined using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                  1999        1998        1997
----------------------------------------------------------------------------------
Expected life                                   6 years     6 years     6 years
Risk-free interest rate                           6.39%       4.65%       5.71%
Volatility                                         .44         .47         .29
================================================================================

If the Company had accounted for its stock option plan by recording compensation expense based on the fair value at the grant date on a straight-line basis over the vesting period, the pro forma amounts of the Company's net income and earnings per share are as follows:


                                                      YEAR ENDED DECEMBER 31,
                                                --------------------------------
(IN MILLIONS, EXCEPT FOR SHARE DATA)               1999        1998        1997
--------------------------------------------------------------------------------
Net income - as reported                          $135.9      $104.8      $ 54.6
Net income - pro forma                             132.0       100.9        54.2
Basic and diluted income per share - as reported    1.36        1.05         .55
Basic and diluted income per share - pro forma      1.32        1.01         .54
================================================================================

CORDANT OPTIONS: Certain key executives of the Company hold 360,000 contingent stock options for Cordant common stock (the "Cordant Options"). The exercise price of the options is the market price of Cordant common stock on the date of the grant ($17.75-$20.47). The options will vest only if Cordant acquires 100% of the Company prior to December 13, 2001. The options vest, and are exercisable, 50% on the date of such acquisition and 25% each year thereafter. They expire not later than ten years after the date of the grant.

Subsequent to the initial grant of the Cordant Options, the participants were granted rights under an alternative plan whereby if Cordant does not acquire 100 percent of the Company by December 13, 2001, each participant will vest in an amount equal to the gain in such Cordant options on such date.

Whether the executives vest in the Cordant Options or vest in the alternative plan, the Company will record compensation expense for one but not both plans. Because vesting is assured under the alternative plan, the Company is recording compensation expense related to that plan over the six-year vesting period ending December 13, 2001. In 1999, 1998 and 1997, $.1 million, $.6 million and $2.9 million, respectively, of compensation expense was charged against income.

See Note 1 and Note 25 regarding the proposed purchase of all the Company's common stock not currently owned by Cordant. See Note 25 regarding changes to the terms of the Cordant Options.

NOTE 14.  SEGMENT INFORMATION

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

                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------
(IN MILLIONS)                                 1999          1998         1997
--------------------------------------------------------------------------------
Net sales to external customers:
   Investment casting and consolidated      $1,459.7      $1,350.6     $1,258.2
================================================================================

Income from operations:
   Investment casting                       $  241.1      $  212.3     $  197.6
   Adjust to LIFO                               (1.8)           .8         (1.7)
   SARs expense                                 (6.3)        (10.8)       (31.4)
   Other unallocated corporate expense, net    (17.6)        (12.6)       (10.0)
--------------------------------------------------------------------------------
      Consolidated                          $  215.4      $  189.7     $  154.5
================================================================================

Total assets:
   Investment casting                       $1,084.8      $1,037.2     $  976.6
   Adjust to LIFO                               (4.4)         (2.6)        (3.4)
   Deferred tax asset                           26.2          16.2         16.3
   Restricted Trust (Note 8)                     -           716.4        716.4
   Other corporate assets                       13.5          33.4         31.1
--------------------------------------------------------------------------------
      Consolidated                          $1,120.1      $1,800.6     $1,737.0
================================================================================


                                                   YEAR ENDED DECEMBER 31,
                                          --------------------------------------
(IN MILLIONS)                                  1999          1998         1997
--------------------------------------------------------------------------------
Depreciation and amortization:
   Investment casting                         $ 65.8         $59.2        $59.0
   Corporate                                     1.0           1.0          7.9
--------------------------------------------------------------------------------
      Consolidated                            $ 66.8         $60.2        $66.9
================================================================================

Capital expenditures:
   Investment casting                         $112.1         $82.3        $56.5
   Corporate                                      .8            .7           .4
--------------------------------------------------------------------------------
      Consolidated                            $112.9         $83.0        $56.9
================================================================================

Sales are from cast products manufactured to the specifications of customers in the markets presented below. Other in the table includes sales of $53 million in 1997 related to the aircraft engine component refurbishment business which was sold in 1997 (Note 20).


                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
(IN MILLIONS)                                    1999        1998        1997
--------------------------------------------------------------------------------
Aero engine and airframe                      $  733.7    $  802.5    $  739.9
Industrial gas turbine                           677.4       476.1       402.5
Other                                             48.6        72.0       115.8
--------------------------------------------------------------------------------
      Total                                   $1,459.7    $1,350.6    $1,258.2
================================================================================

Sales to three of the Company's customers exceed 10% of total consolidated sales for 1999. Sales to these three customers were $357 million, $184 million and $148 million in 1999. Receivables from these three customers were $20.9 million, $26.3 million, and $12.1 million at December 31, 1999. Sales to two of the Company's customers exceed 10% of total consolidated sales for 1998 and 1997. Sales to these two customers were $251 million and $194 million in 1998 and $253 million and $185 million in 1997. Receivables from these two customers were $18 million and $11.3 million at December 31, 1998.

Net sales under U.S. government contracts and subcontracts were $199 million in 1999, $183 million in 1998 and $179 million in 1997. Included in the 1999 sales amounts are $71 million of subcontract sales to the three largest customers. Included in the 1998 and 1997 sales amounts are subcontract sales to the two largest customers of $92 million and $85 million, respectively.


NOTE 15. GEOGRAPHIC INFORMATION

The Company is a multinational entity with operating subsidiaries in four geographic regions: United States, Canada, Europe (France and the United Kingdom), and Japan. Intercompany transfers between geographic regions are not significant. Allocated long-lived assets in the following table exclude the $716.4 million Restricted Trust (see Note 8). Sales are attributed to countries based on where the product is shipped.

Consolidated   sales  to  external  customers  were  shipped  to  the  following geographic regions:

                                                      YEAR ENDED DECEMBER 31,
                                               ---------------------------------
(IN MILLIONS)                                      1999        1998        1997
--------------------------------------------------------------------------------
Sales to external customers
   United States                                $  845.3    $  784.8    $  783.4
   Canada                                           69.2        76.8        71.0
   Europe                                          459.0       431.8       358.3
   Asia                                             86.2        57.2        45.5
--------------------------------------------------------------------------------
Consolidated sales to external customers        $1,459.7    $1,350.6    $1,258.2
================================================================================

Long-lived assets, excluding long-term deferred tax assets, were in the following geographic regions:

                                                            DECEMBER 31,
                                               ---------------------------------
(IN MILLIONS)                                      1999        1998        1997
--------------------------------------------------------------------------------
Long-lived assets
   United States                                  $638.5      $612.1      $590.2
   Canada                                           26.2        31.6        22.6
   Europe                                           86.4        90.3        87.8
   Japan                                            18.1        15.4         -
--------------------------------------------------------------------------------
Consolidated long-lived assets                    $769.2      $749.4      $700.6
================================================================================


NOTE 16.  AFFILIATES INFORMATION

Prior to the 1997 ownership change (Note 1), the Company had management agreements with a member of The Carlyle Group and with Cordant for certain management and financial advisory services. Each agreement provided for the payment of an annual management fee of $1 million. In December 1997, the agreement with this Carlyle affiliate was amended to reduce the annual fee to $.5 million, and on February 8, 1999 (the date it sold its ownership interest to Cordant) the agreement with the Carlyle affiliate was terminated. In connection with the 1997 ownership change, the Company and Cordant then entered into a new service agreement whereby Cordant provides a wide range of administrative services. For these services in 1999 and 1998, the Company paid Cordant $1.9 million and $1.5 million respectively, plus the cost of third party charges for service without markup.

Upon consummation of the 1997 ownership change (Note 1), the Company and Cordant entered into a corporate agreement (the "Corporate Agreement"). Under the Corporate Agreement, the Company granted preemptive rights to Cordant which give Cordant the right, upon any issuance or sale by the Company of its shares of capital stock, to acquire a number of such shares sufficient to maintain Cordant's percentage ownership of the Company's outstanding voting power and equity immediately prior to such issuance or sale. The purchase of shares of common stock pursuant to the exercise of a preemptive right will be at market price, or, in the case of a public offering by the Company for cash, at a price per share equal to the net proceeds per share to the Company in such offering. The preemptive rights expire in the event Cordant reduces its ownership interest to less than 20%.

In addition, under the Corporate Agreement, Cordant has agreed, that without the prior consent of a majority (but not less than two) of the non-employee directors of the Company who are not directors or employees of Cordant ("Independent Directors"), neither Cordant nor any of its affiliates may acquire publicly held shares if such acquisition would reduce the number of publicly held shares to less than 14% of the total number of shares outstanding, other than (x) pursuant to a tender offer to acquire all of the outstanding shares of common stock not beneficially owned by Cordant or (y) pursuant to a merger or other business combination in which holders of all outstanding publicly held shares are treated equally. The foregoing provision of the Corporate Agreement may not be amended or waived by the Company without the consent of a majority (but not less than two) of the Independent Directors. See Note 25 for amendments to the Corporate Agreement.

In December 1995, certain executives of the Company and Howmet Corporation invested $4.7 million in Carlyle-Blade. Upon the 1997 and 1999 sales of Carlyle-Blade's interest in the Company, the executives received cash distributions from Carlyle-Blade, pro rata to their investment in Carlyle-Blade.


NOTE 17.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

Receivables and payables: The fair values of trade receivables and payables approximate their carrying amounts. Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. The Company does not require collateral and maintains reserves for potential credit losses related to trade accounts receivable. The Company's accounts receivable are principally due from companies in the aerospace and industrial gas turbine engine industries. See Note 14 for receivables from the Company's customers whose sales exceed 10% of total consolidated sales.

Short-term and long-term debt: Because the $300 Million Revolving Credit Facility borrowings and other borrowings are generally at variable interest rates, their carrying value approximates their fair value.

Off-balance sheet instruments: The Company enters into forward exchange contracts as a hedge against currency fluctuations of certain foreign currency transactions. At December 31, 1999, the Company had contracts to buy and sell various currencies with maturity dates ranging from January 2000 to December 2000. The total notional contract value of these transactions in U.S. dollars was $51 million at December 31, 1999. The fair value of these contracts is the $.2 million of unrecognized gain of such contracts as of December 31, 1999. The fair value of these foreign currency contracts was estimated based on December 31, 1999 foreign currency rates obtained from dealers. Gains or losses arising from foreign exchange contracts offset foreign exchange gains or losses on the underlying hedged commitments, assets or liabilities. The impact on financial position and results of operations from likely changes in foreign exchange rates is mitigated by minimizing risk through hedging transactions related to commitments.

The Company enters into forward exchange contracts with major dealers and does not require collateral. If a counterparty was not able to completely fulfill its contract obligations, the Company would incur a loss equal to the amount of any gain on the contract.


NOTE 18.  CONTINGENT MATTERS

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries (formerly called Cercast). In 1999, the Company discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. The Company has notified customers and the appropriate government agencies and has substantially completed correction of these issues. The Company knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue for some time to be, late in delivery of products to certain customers, resulting in lower sales. However, delivery performance in 2000 is expected to improve significantly.

The Defense Criminal Investigative Service (the "DCIS"), in conjunction with other agents from the Department of Defense and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed the Company that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. The Company is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

All customer claims relating to the foregoing matters either have been resolved or, in the Company's judgment, will be resolved within existing reserves.

The Company believes that additional cost for the foregoing matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

On August 6, 1999, the Company entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

Shortly after Cordant announced, on November 12, 1999, its proposal to acquire all of the outstanding shares of the Company not currently owned by Cordant (Notes 1 and 25), eight separate but nearly identical lawsuits were filed in the Court of Chancery of Delaware against the Company, Cordant and each member of the Company's Board of Directors. The plaintiffs are shareholders of the Company who complain that Cordant's offer for their shares in the Company is not for an adequate price. The plaintiffs request the following relief: certification as a class action with themselves designated as Class Representatives; an order enjoining Cordant, the Company and its Board of Directors from proceeding with the transaction; and money damages and the costs of bringing the lawsuit. On the motion of the defendants, the Court has consolidated the cases under the style of "In re Howmet International Shareholders Litigation" and directed that the plaintiffs file an Amended Complaint reflecting the consolidation. The Company is defending these actions and believes that any outcome will not result in a materially adverse impact to the financial position of the Company.

The Company, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes that these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition.


NOTE 19.  ENVIRONMENTAL MATTERS

In connection with the Acquisition, Pechiney, S.A. indemnified the Company for environmental liabilities relating to Howmet Corporation stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This threshold has not yet been reached. This indemnification applies to all of the environmental matters discussed in the next two paragraphs. It is probable that changes in any of the accrued liabilities discussed in the next two paragraphs will result in an equal change in the amount of the receivable from Pechiney, S.A. pursuant to this indemnification.

The Company has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection (the "NJDEP"), and the Company is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $3 million to $22 million or more. The Company has recorded a $3 million long-term liability as of December 31, 1999 and $2 million as of December 31, 1998 for this matter. The indemnification discussed above applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at the Company's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous materials at seven other on-site and off-site locations. The Company has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At December 31, 1999, $4 million of accrued environmental liabilities are included in the consolidated balance sheet for these seven sites. The December 31, 1998 consolidated balance sheet includes $4.2 million of accrued liabilities for nine such sites. The indemnification discussed above applies to these costs.

In  addition  to the  above  environmental  matters,  and  unrelated  to  Howmet
Corporation, Howmet Holdings Corporation and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960's. These liabilities include approximately $7 million in remaining remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities in full. In connection with these environmental matters, the Company recorded a $17 million liability and an equal $17 million receivable from Pechiney, S.A. as of December 31, 1999 and $26 million for both the liability and receivable as of December 31, 1998. Pechiney, S.A. is currently funding all amounts related to these liabilities.

Estimated environmental costs are not expected to materially impact the financial position or the results of the Company's operations in future periods. However, environmental clean-ups are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any costs which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.


NOTE 20.  SALE OF REFURBISHMENT BUSINESS

In September 1997, the Company sold its aircraft engine component refurbishment business (other than its coating operations). The Company received net cash proceeds of approximately $44.9 million after-tax and related expenses. The sales transaction had an immaterial effect on net income. Net sales of such business were approximately $53 million in 1997 for the period prior to the September sale. Income from operations of this business were immaterial in 1997.

NOTE 21.  OTHER COMPREHENSIVE INCOME

Items listed under the heading "Other comprehensive income" in the Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred Stock are shown net of income taxes. Taxes related to the changes in accumulated other comprehensive income were as follows:


(IN MILLIONS)                                     1999        1998        1997
--------------------------------------------------------------------------------
Minimum pension liability                        $(1.6)      $ 1.6       $ -
Unrealized gains on securities                     (.7)        -           -
Cumulative translation adjustment                  -          (3.1)        3.1
--------------------------------------------------------------------------------
   Total tax benefit/(expense)                   $(2.3)      $(1.5)       $3.1
================================================================================

The accumulated balance, net of tax, for each item in other comprehensive income is as follows:

(IN MILLIONS)                                     1999        1998        1997
--------------------------------------------------------------------------------
Minimum pension liability                       $  -         $(2.4)      $ -
Unrealized gains on securities                     1.2         -           -
Cumulative translation adjustment                (12.9)       (2.5)       (5.6)
--------------------------------------------------------------------------------
   Accumulated other comprehensive income       $(11.7)      $(4.9)      $(5.6)
================================================================================

The increased loss in the cumulative translation adjustment resulted primarily from a strengthening of the French Franc against the United States dollar.


NOTE 22.  OTHER INVESTMENTS

The Company has investments in equities and fixed income securities for deferred compensation plans. These assets are classified as "Other noncurrent assets" on the balance sheet. Fair market value is determined by quoted market prices and are carried on the balance sheet at market value. Information concerning these investments at December 31, 1999 and 1998 was as follows:


(IN MILLIONS)                                               1999        1998
--------------------------------------------------------------------------------
Fair market value                                           $7.5        $4.6
Unrealized gains on securities                               1.9          .1
Cost of equities                                             4.5         3.6
Cost of fixed income securities                              1.1          .9
================================================================================


NOTE 23.  OTHER INFORMATION

Other, net in the 1998 and 1997 consolidated statements of income includes equity in income of unconsolidated affiliates of $.4 million and $1.5 million, respectively. In 1999, all subsidiaries of the Company were consolidated. Other, net also includes losses on sales of receivables in all three years (Note 7) and $2.6 million of 1997 costs associated with the 1997 public offering of common stock.

In 1999, the Company received a one-time customer advance on accounts receivable of $40 million. This advance will be applied against accounts receivable beginning in June 2001.

NOTE 24.  QUARTERLY FINANCIAL HIGHLIGHTS (UNAUDITED)

The table below presents the Company's quarterly financial highlights for 1999 and 1998. The Company's business is generally not seasonal. However, the timing of customer inventory needs in relation to engine production and delivery schedules can cause quarterly fluctuations in the Company's operating performance that are not necessarily related to underlying business conditions.


                                                    1999 QUARTER ENDED
                                           -------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)        DEC 31    SEP 30   JUN 30    MAR 31
--------------------------------------------------------------------------------
Net sales                                   $362.1    $355.2   $369.7    $372.7
Operating income                              46.7      59.8     51.7      57.2
Net income  (a)                               32.8      37.8     31.3      34.8

Income per common share (basic and diluted) $  .33    $  .38   $  .31    $  .34
Market price
   High                                     $18.63    $20.63   $19.31    $16.94
   Low                                      $11.19    $13.75   $14.13    $13.75
================================================================================
                                                    1998 Quarter Ended
                                           -------------------------------------
(in millions, except per share data)        Dec 31    Sep 30   Jun 30    Mar 31
--------------------------------------------------------------------------------
Net sales                                   $354.9    $331.6   $335.7    $328.4
Operating income                              32.5      62.6     49.8      44.8
Net income  (b)                               20.4      38.1     27.4      24.5

Income per common share (basic and diluted) $  .19    $  .37   $  .26    $  .23
Market price
   High                                     $17.63    $15.38   $18.25    $18.63
   Low                                      $10.63    $ 9.75   $13.56    $13.63
================================================================================

----------
(a)1999 includes pretax (expense) income related to the Company's SARs plan of $1.0 million, $(4.2) million, $2.3 million and $(5.4) million in the first, second, third and fourth quarters, respectively. The first quarter benefit was reversed in the second quarter and the third quarter benefit was reversed in the fourth quarter due to the Company's common stock price fluctuations.

   The third quarter includes a $2.9 million benefit related to Cordant Options. $.8 million of this benefit was reversed in the fourth quarter.

   In the third quarter of 1999, the annual effective tax rate was reduced from 37% to 36%, and in the fourth quarter it was reduced from 36% to 34%. The effect of applying the reductions retroactively, from the beginning of 1999 to the end of the quarter preceding the quarter of change, benefited the third quarter by $1 million, after-tax, and benefited the fourth quarter by $3.2 million, after-tax.

(b)1998 includes pretax (expense) income related to the Company's SARs plan of $(2.7) million, $(2.6) million, $8.1 million and $(13.6) million in the first, second, third and fourth quarters, respectively. The third quarter benefit was reversed in the fourth quarter due to the Company's common stock price fluctuations.

   In the third quarter of 1998, the annual effective tax rate was reduced from 40% to 38%, and in the fourth quarter it was reduced from 38% to 37%. The effect of applying the reductions retroactively, from the beginning of 1998 to the end of the quarter preceding the quarter of change, benefited the third quarter by $1.7 million, after-tax, and benefited the fourth quarter by $1.5 million, after-tax.

NOTE 25.  EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS
            (UNAUDITED)

On March 10, 2000, Cordant informed the Independent Directors Committee of the Company's Board of Directors that it was willing to increase its offer to acquire all of the outstanding shares of the Company not currently owned by Cordant to $18.75 per share, but following further discussions no agreement was reached. (See Note 1.)

On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant announced an agreement under which Alcoa agreed to acquire Cordant. Alcoa has advised the Company that it intends to enter into discussions with the Independent Directors Committee to pursue the acquisition of the outstanding publicly held shares of the Company's stock.

On March 13, 2000, the Corporate Agreement (see Note 16) between the Company and Cordant was amended with respect to the two ways in which Cordant, without the prior consent of a majority (but not less than two) of the Company's Independent Directors, may acquire the outstanding shares of common stock not beneficially owned by Cordant (the "Publicly Held Shares") in an acquisition which would reduce the number of Publicly Held Shares to less than 14% of the total number of shares outstanding. The first alternative, which is a Cordant tender offer to acquire all of the Publicly Held Shares, was amended to require that at least a majority of the Publicly Held Shares are tendered and the tender offer is followed by a prompt "follow up" merger at the same price for untendered shares. The second alternative, which is a merger or other business combination in which holders of the Publicly Held Shares are treated equally, was amended to require that holders of at least a majority of the Publicly Held Shares approve the merger. On March 14, 2000, Alcoa agreed to be bound by these same limitations in the Corporate Agreement as Cordant is.

The agreement by which Alcoa would acquire Cordant provides for all Cordant stock options to become exercisable upon completion of Alcoa's tender offer and either cashed out at the $57 per share tender offer price less the option exercise price or, at the holder's election, converted into Alcoa common stock options of equivalent value to the Cordant Options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's operating performance is affected by general economic trends and by the following key factors.

Industry  Trends:  The Company  manufactures  cast  components  for the aircraft
-----------------
engine, airframe and industrial gas turbine ("IGT") markets through operating companies located in the United States, France, the United Kingdom, Canada and Japan. (See Notes 14 and 15 of Notes to Consolidated Financial Statements.) Such castings are made from nickel and cobalt based superalloys, as well as titanium and aluminum. In the two aircraft related markets, the Company supplies parts to both the military and the commercial sectors. Sales of the Company's products vary as a function of aircraft and IGT market demand.

Aircraft component sales represent approximately 50% of total 1999 sales, including sales to military and defense contractors which comprise approximately 14% of total 1999 sales. The Company's sales to commercial original equipment manufacturers ("OEMs") lead the market by approximately nine months. Hence, while commercial aircraft deliveries were at an all time high in 1999, the Company's component sales have been adversely affected, due to decreased aircraft production rates for 2000. Aircraft production rates are expected to decline through 2002. Despite the reduction in the new aircraft build rate for aircraft with greater than 100 seats, the Company believes that aviation derived revenues and earnings will grow. This projection is due to (i) increased aftermarket sales supporting the installed fleet of nearly 13,000 aircraft, (ii) increased use of technologically advanced, higher revenue components, and (iii) market share increases with certain key customers. The aircraft from which the Company derives its highest revenues is not expected to decline to the extent projected for the overall aircraft build rate of the industry. Further, regional jet and business aircraft markets where the Company has a dominant market position, are expected to remain strong through 2002.

Recently, aviation fuel prices have increased significantly. Historically, increased fuel prices for commercial aviation has had a negative impact on airline profitability, resulting in a reduction of new aircraft orders and engine overhaul rates.

Industrial gas turbine activity, which represented about 46% of the Company's revenues in 1999, experienced a 42% increase over 1998. Industrial gas turbines, especially in the larger (greater than 120 megawatts) size range, are primarily used to generate electric power. These IGTs are in high demand at power plants, because natural gas is available in large supplies, burns cleanly, and is comparatively inexpensive. Also, IGTs, especially those incorporating aero technologies, operate at much higher efficiencies compared to alternatives such as coal and oil fired steam turbines. Further increasing the demand is a recently heightened awareness in the U.S. of insufficient reserve power generating capacity. IGT power generation installations can be installed and made operational more quickly than the alternatives. As a result, most of the major IGT OEMs have significantly increased production rates. Several have sold all their capacity for 2000 and 2001 and are now accepting orders for 2002. The Company is the majority supplier of turbine airfoils at each of the major OEM producers, a position that is enhanced by the fact that all such OEMs are introducing advanced new higher technology engines for which the Company is the primary provider of the critical turbine airfoils. As a result of the heightened OEM demand and expected growth in aftermarket component sales from an expanding installed base of engines, the Company expects the percentage growth of its IGT business to be in the low teens in 2000 and to continue with positive growth in the next few years thereafter.

Pricing:  The Company has  experienced  pressure from all of its major customers
--------
for price reductions. This pressure is the result of the competitive environment which the Company's OEM customers are facing in the selling of their products in the worldwide market. The adverse effect of price reductions is expected to be offset to a large extent through Company and joint Company/customer cost reduction programs. These cost reductions include significant efficiency and yield improvements on new, technologically advanced parts, as they move through the normal product life cycle.

Cost  Reduction  and   Productivity   Programs:   Since  1992  the  Company  has
-----------------------------------------------
significantly reduced costs and improved productivity, delivery and cycle times. As a result of these improvements, the Company has enhanced its financial performance, and management believes further improvements can be achieved. The Company employs specific programs designed to achieve these improvements. These programs include synchronous manufacturing, kaizen events (in which solutions to specific operational problems are achieved by teams of workers in concentrated time periods), quick shop intelligence (daily meetings of plant staff in which product-specific manufacturing issues are reviewed and solved), standardization of manufacturing and business processes throughout the Company's facilities worldwide, specialization by plants in the production of certain families of castings, and inter-facility manufacturing and technical support, including the sharing of best practices, under a "One Howmet" concept. There can be no assurance, however, that cost reductions can exceed price reductions and improve margins.

Sale of Refurbishment Business: In September 1997, the Company sold its aircraft
-------------------------------
engine component refurbishment business (other than its coating operations). The Company received net cash proceeds of approximately $44.9 million after-tax payments and related expenses. The sale had an immaterial effect on net income. Net sales of this business were approximately $53 million in 1997 for the period prior to the September sale. Earnings from operations of this business were immaterial in all periods.

Backlog:  The Company's  backlog of orders as of December 31, 1999 and 1998 were
--------
$765 million and $877 million, respectively. Because of the short lead and delivery times, backlog may not be a significant indicator of future performance of the Company.

RESULTS OF OPERATIONS YEAR ENDED 1999 COMPARED TO YEAR ENDED 1998

Summary  financial  information  for the years  ended  December  31 follows:

                                                              Better/
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)   1999       1998     (Worse)  Percent
--------------------------------------------------------------------------------
Net sales                              $1,459.7   $1,350.6     $109.1      8
Gross profit                              343.9      311.5       32.4     10
Selling, general and administrative
 expense                                  108.6      101.6       (7.0)    (7)
Research and development expense           19.9       20.2         .3      1
--------------------------------------------------------------------------------

Income from operations                    215.4      189.7       25.7     14
Net interest expense                       (5.3)     (11.1)       5.8     52
Other, net                                 (3.0)      (3.4)        .4     12
Income taxes                              (70.4)     (64.8)      (5.6)    (9)
--------------------------------------------------------------------------------

Net income                             $  136.7   $  110.4     $ 26.3     24
--------------------------------------------------------------------------------

Income per common share
(basic and diluted)                    $   1.36   $   1.05     $  .31     30
--------------------------------------------------------------------------------

Net sales in 1999 were 8% higher than in 1998. The 1999 sales increase is due to volume increases in the industrial gas turbine market. Sales to the aero market were approximately 9% lower than 1998, including an approximate 2% price decrease. The lower aero sales in 1999 were primarily attributable to decreased commercial build rates and customer inventory corrections. Sales to the industrial gas turbine market were approximately 42% higher than 1998, net of price reductions of approximately 3%. The aforementioned price reductions were a function of sharing cost savings with customers. The Company continues to experience pressure from its major customers for price reductions and will experience significant reductions again in 2000. The adverse effect of such reductions is expected to be offset by the benefits of higher volume and the effect of Company and joint Company/customer cost reduction programs. These cost reductions include significant efficiency and yield improvements on new, technologically advanced parts, as they move through the normal product life cycle. While anticipated, the continuation of these cost reductions cannot be assured.

Gross profit, as reported, was $32.4 million higher in 1999 than in 1998. The principal reason for the 1999 improvement was increased volume. Cost control enabled the Company to capitalize on such volume increases. Partially offsetting the improvement was the adverse effect of continuing production problems at certain aluminum casting plants. The 1999 gross margin percentage was 23.6% compared with 23.1% for 1998. The Howmet Aluminum Casting problems discussed below adversely affected the margins by approximately 1% in 1999 and 0.4% in 1998.

Selling, general and administrative expense was $7.0 million higher in 1999 than in 1998. The increase is primarily related to general price increases, higher costs to support higher volumes, and including a full year of SG&A expense for the Company's Japanese subsidiary. Lower costs for SARs were offset by higher performance related employee compensation costs and the cost of systems upgrades. SARs expense will continue to decline in future years. However, if the market price of the Company's common stock fluctuates below $15 per share, the amount of expense will fluctuate and could result in the Company recording profits from the reversal of previously recorded SARs expense. Such profits would be reversed in subsequent periods when the market price of the Company's stock fluctuates back up to $15 per share (the maximum per share price for SARs compensation purposes) or higher.

Net interest expense was $5.8 million lower for 1999 compared with 1998. The decrease was primarily due to lower debt levels and $0.8 million of capitalized interest in 1999.

The effective tax rate for 1999 was 34% compared to 37% for 1998. The lower 1999 effective rate includes higher foreign sales corporation benefits.

Net income in 1999 increased by 24% when compared to 1998, and the resulting per share amount increased 30% due to the factors discussed above.

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries (formerly called Cercast). In 1999, the Company discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. The Company has notified customers and the appropriate government agencies and has substantially completed correction of these issues. The Company knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue for some time to be, late in delivery of products to certain customers, resulting in lower sales. However, delivery performance in 2000 is expected to improve significantly.

The Defense Criminal Investigative Service (the "DCIS"), in conjunction with other agents from the Department of Defense and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed the Company that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. The Company is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

All customer claims relating to the foregoing matters either have been resolved or, in the Company's judgment, will be resolved within existing reserves.

The Company believes that additional cost for the foregoing matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

On August 6, 1999, the Company entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

RESULTS OF OPERATIONS YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

Summary  financial  information  for the years  ended  December  31 follows:

                                                                Better/
(in millions, except per share amounts)   1998       1997       (Worse)  Percent
--------------------------------------------------------------------------------
Net sales                              $1,350.6    $1,258.2      $ 92.4      7
Gross profit                              311.5       294.4        17.1      6
Selling, general and administrative
 expense                                  101.6       122.3        20.7     17
Research and development expense           20.2        17.6        (2.6)   (15)
--------------------------------------------------------------------------------

Income from operations                    189.7       154.5        35.2     23
Net interest expense                      (11.1)      (29.8)       18.7     63
Other, net                                 (3.4)       (6.4)        3.0     47
Income taxes                              (64.8)      (46.3)      (18.5)   (40)
--------------------------------------------------------------------------------

Income before extraordinary item          110.4        72.0        38.4     53
Extraordinary item                          -         (12.3)       12.3      -
--------------------------------------------------------------------------------

Net income                             $  110.4    $   59.7      $ 50.7     85
--------------------------------------------------------------------------------

Income per common share before
extraordinary item (basic and
  diluted)                             $   1.05    $    .67      $  .38     57
--------------------------------------------------------------------------------

Net sales in 1998 were 12% higher than in 1997, after excluding from 1997 the sales of the Company's refurbishment business, which was sold in September 1997. The 1998 sales increase is due to volume increases in the aero and industrial gas turbine markets. Also affecting comparability is $9.7 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Gross profit, as reported, was $17.1 million higher in 1998 than in 1997. However, on a comparable basis, 1998 gross profit was $35.3 million higher than 1997, after reducing 1997 gross profit to exclude (i) the gross profit of the sold refurbishment business and (ii) the aforementioned $9.7 million of additional 1997 revenue (which had no associated costs). Provisions for warranty and other large claims of approximately $6.5 million were recorded, primarily in the fourth quarters of both years. Cost control enabled the Company to capitalize on increased volume. The 1998 gross margin percentage of 23.1% was adversely affected by results of new product offerings. Such results improved in 1999 and are expected to improve more thereafter. The 1997 23.4% gross margin percentage benefited by .8 of a percentage point from the aforementioned $9.7 million nonrecurring price adjustment.

Selling, general and administrative expense was $20.7 million lower in 1998 than in 1997. The decrease is primarily due to a $20.6 million change in the amounts recorded in connection with the Company's Stock Appreciation Rights plan ("SARs"). In 1998 $10.8 million of SARs expense was recorded versus $31.4 million of expense in 1997.

Net interest expense was $18.7 million lower for 1998 compared to 1997. The principal reason for the reduction was significantly lower debt levels resulting from strong cash generation. Another significant contributor to the lower interest expense was the interest rate reductions achieved in the Company's 1997 fourth quarter debt refinancing. Also contributing to the reduction was a $4.1 million charge in 1997, which was not repeated in 1998, for accelerated write-off of debt issuance cost associated with debt that was repaid ahead of schedule.

The effective tax rate for 1998 was 37% compared to 39.1% for 1997. The lower effective rate for 1998 was attributable primarily to a lower state tax rate and the diminished impact of non-deductible goodwill in relation to higher 1998 income.

Income before extraordinary item in 1998 increased by 53% when compared with 1997, and the resulting per share amount increased by 57%, due to the factors outlined above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and borrowings under its New Credit Agreement. The Company's principal requirements for cash are to provide working capital, service debt, finance capital expenditures and fund research and development. Based upon the current level of operations, management believes that cash from the aforementioned sources will be adequate to meet the Company's anticipated requirements for these purposes. To date, cash available after satisfaction of these requirements has been used to voluntarily repay debt prior to mandatory due dates.

Capital expenditures in 1999 were $112.9 million. Such expenditures include significant amounts for previously announced plans to accelerate expansion of IGT capacity at three plants and to build a new aero-airfoil plant. Capital expenditures for 2000 are expected to be approximately $90 million.

In 1999, the Company received a one-time customer advance on accounts receivable of $40 million. This advance will be applied against accounts receivable beginning in June 2001.

On February 9, 2000, the Company elected to terminate its $300 Million Revolving Credit Facility. On February 9, 2000, the Company (through its wholly-owned and only operating subsidiaries, Howmet Corporation and its subsidiaries) entered into a new $25 million credit agreement with a major U.S. bank. The New Credit Agreement provides a commitment from the bank for an unsecured revolving credit line of $25 million. The interest rate is based on LIBOR plus a spread. The New Credit Agreement expires on May 9, 2000. The participating bank verbally stated a willingness to enter into a short-term extension of the agreement, if the Company deems necessary.

At December 31, 1999 there were $9.6 million of outstanding standby letters of credit under separate credit arrangements. As of February 9, 2000, $25 million of unused borrowing capacity was available under the Company's New Credit Agreement.

At December 31, 1998, the Company's balance sheet included $716.4 million of Pechiney Notes and a related $716.4 million Restricted Trust asset. On January 4, 1999 Pechiney, S.A. (the Company's previous owner) repaid the Pechiney Notes in full. As a result, the Restricted Trust, which secured Pechiney, S.A.'s agreement to repay the notes, was terminated. No Company funds were used in the payment of the notes. See Note 8 of Notes to Consolidated Financial Statements.

Debt, excluding Pechiney Notes, plus redeemable preferred stock, as a percentage of total capitalization (debt, excluding Pechiney Notes, plus redeemable preferred stock plus common stockholders' equity) was 8% at December 31, 1999 compared to 30% at December 31, 1998. The current ratio (excluding short-term debt and Pechiney Notes) was 1.0 at December 31, 1999 and 1.1 at December 31, 1998. Working capital (excluding short-term debt and Pechiney Notes) was $12.1 million and $34.8 million at December 31, 1999 and December 31, 1998, respectively.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The Company has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable as of December 31, 1999. The $35.6 million retained receivables, shown in the December 31, 1999 balance sheet, represents the receivables set aside to replace sold receivables in the event they are not fully collected.

The Company is a holding company, which conducts its only operations through Howmet Corporation and its subsidiaries and, accordingly, is dependent on the receipt of cash from these subsidiaries to meet its expenses and other obligations. Terms of the New Credit Agreement (and previously the terminated $300 Million Revolving Credit Facility) could limit transfers of cash to the Company from Howmet Corporation and affect the Company's ability to obtain funds for any purposes, including dividends, stock redemption, debt service and normal business activities. Based on current and anticipated activities, this limitation is not expected to have an effect on the Company's ability to conduct its normal activities.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholders' equity, changed by $10.4 million, resulting in a $12.9 million negative balance at December 31, 1999. The change is primarily due to the strengthening of the U.S. dollar relative to the French franc.


CHANGES IN OWNERSHIP AND PREFERRED STOCK REDEMPTION

On February 8, 1999, Carlyle-Blade sold its remaining 22.7 million shares of Howmet International Inc. common stock to Cordant. At December 31, 1999 Cordant holds 84.6% and the public 15.4% of the outstanding Howmet International Inc. common stock.

On February 17, 1999, the Company paid $66.4 million to redeem and retire all of its outstanding 9% preferred stock. The payment was made to Cordant, the sole preferred stockholder. The Company borrowed against its then existing revolving credit agreement to make the redemption.

On November 12, 1999, Cordant made a proposal to acquire all of the outstanding shares of Common Stock of the Company not currently owned by Cordant for a price of $17.00 per share in cash, and the proposal was referred to the Independent Directors Committee of the Company's Board of Directors (the "Committee"). On March 10, 2000, Cordant informed the Committee that it was willing to increase its offer to $18.75 per share, but following further discussions no agreement was reached. On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant announced an agreement under which Alcoa agreed to acquire Cordant. Alcoa has advised the Company that it intends to enter into discussions with the Committee to pursue the acquisition of the outstanding publicly held shares of the Company's stock.


MARKET RISK

The Company's long and short-term debt portfolio consists primarily of variable-rate instruments. The Company currently does not utilize interest rate derivative contracts. At December 31, 1999 and 1998, the interest rate on $100.7 million and $135 million (including $55 million from the receivables securitization facility), respectively, of the Company's debt varies with changes in prevailing market rates. If the interest rate on this variable-rate debt were to change by 1 percent, net income would hypothetically increase or decrease by $.6 million and $.8 million in 1999 and 1998, respectively. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company's response to such hypothetical conditions, nor does it take into effect changes from the December 31, 1999 and 1998 debt amounts.

The Company enters into forward exchange contracts to manage certain foreign currency exposures. These forward exchange contracts are hedges for risk management and are not used for trading or speculative purposes. Such hedges comply with Company policies approved by the Board of Directors. To mitigate the effects of changes in currency exchange rates on that portion of the foreign operations business conducted in foreign currencies, the Company regularly hedges by entering into foreign exchange forward contracts to cover near-term exposures.

At December 31, 1999, for hedging purposes, the Company had the following forward exchange contracts outstanding:


(in millions)             Contract &          U.S.      Local   Unrealized
                           Currency          Dollar    Currency    Gain          Maturity
Local Currency               Type          Equivalent Equivalent  (Loss)          Dates
------------------------------------------------------------------------------------------------
United Kingdom sterling   Buy U.S. dollars  $13.6        8.4       $-       Jan 2000 to Dec 2000
United States dollars     Buy Can. dollars    9.7        9.7        .2      Jan 2000 to Dec 2000
French francs             Buy U.K. sterling   8.8       54.2        .3      Jan 2000 to Dec 2000
French francs             Sell U.S. dollars  10.2       65.8        -       Mar 2000
Japanese Yen              Buy U.S. dollars    2.6      271.6       (.1)     Jan 2000 to Apr 2000
Japanese Yen              Sell U.S. dollars    .2       24.5        -       May 2000 to Dec 2000
Japanese Yen              Buy U.K. sterling   5.9      599.6       (.2)     Jan 2000 to Dec 2000
------------------------------------------------------------------------------------------------
                                            $51.0                  $.2
------------------------------------------------------------------------------------------------

At December 31, 1998, for hedging purposes, the Company had the following forward exchange contracts outstanding:


(in millions)             Contract &          U.S.      Local   Unrealized
                           Currency          Dollar    Currency    Gain          Maturity
Local Currency               Type          Equivalent Equivalent  (Loss)          Dates
------------------------------------------------------------------------------------------------
United Kingdom sterling   Buy U.S. dollars  $ 3.9        2.3       $-       Jan 1999 to Dec 1999
United States dollars     Buy Can. dollars   25.2       25.2        .1      Jan 1999 to Dec 1999
French francs             Buy U.K. sterling  11.9       66.3        -       Jan 1999 to Dec 1999
French francs             Sell U.S. dollars   9.1       52.0        .2      Mar 1999
------------------------------------------------------------------------------------------------
                                            $50.1                  $.3
------------------------------------------------------------------------------------------------

The fair value of these foreign exchange contracts, which is the unrealized gain
(loss), was estimated based on December 31, 1999 and 1998 foreign exchange rates obtained from dealers. If the U.S. dollar were to strengthen or weaken against these currencies by 10 percent, the hypothetical value of the contracts would increase or decrease by approximately $1.5 million and $1.1 million in 1999 and 1998, respectively. These forward exchange contracts are hedges and, consequently, any market value gains or losses related thereto would be offset by foreign exchange losses or gains on the underlying commitments. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on income statement translation, sales volume and prices, and on local currency costs of production.

The Company's international operations' net assets totaled $141 million and $177 million at December 31, 1999 and December 31, 1998, respectively. The effect of any change in foreign exchange rates on the translation of such net assets is reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge its foreign currency net asset exposures. The Company also has some commodity price risk but does not currently hedge commodity-related transactions. For additional information on policies and discussion of the Company's foreign exchange and financial instruments, see Notes 2 and 17 of the notes to the consolidated financial statements.


YEAR 2000 COMPLIANCE

The Company has not experienced any disruption in operations as a result of computer software issues associated with Year 2000. All internal systems have been tested and validated. Formal communications have been initiated with its critical suppliers, including raw materials and services suppliers to confirm their successful transition through the Year 2000 rollover. At this point, the Company has not been made aware of any material problems.

The estimated cost at completion for all phases of the Company's Year 2000 project is $16.2 million. An estimated $6.7 million (41%) of this expense is for information systems labor and miscellaneous project costs; these costs are being expensed as routine information systems maintenance as incurred over the three-year duration of the project. Another $6.9 million (43%) is for software purchase and implementation costs for applications that were installed as scheduled, or on an expedited basis, for Year 2000 purposes. An additional $2.6 million (16%) is for infrastructure upgrades or replacement.

Approximately $15.9 million (98%) had been expended as of December 31, 1999. The Company expects to spend $0.3 million (2%) in 2000.


EURO CONVERSION

The Company implemented a strategy during 1999, which would allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion, effective July 1, 2002. To date the Company has not experienced and does not anticipate any material impact from the Euro conversion on its operations, its competitive position or its computer software plans. Also, the Company does not expect any significant changes to its currency hedging program and does not expect any significant increases in its foreign exchange exposure.


ENVIRONMENTAL AND OTHER LEGAL MATTERS

In view of the indemnification from the Company's previous owners granted in connection with the acquisition described in Note 1 of Notes to Financial Statements, the Company does not expect resolution of environmental matters to have a material effect on its liquidity or results of operations. See Note 19 of Notes to Consolidated Financial Statements.

The Company, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes that these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition. See Note 18 of Notes to Consolidated Financial Statements.

RISK FACTORS

The Company  sets forth at pages 6 to 10 hereof a  "Cautionary  Statement"  with respect to certain statements herein that the Company believes are "forward-looking statements" under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described therein are discussed elsewhere in this Annual Report on Form 10-K and in prior Company filings with the Securities and Exchange Commission. The information in these filings should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Certain risks may impact the accuracy of the Company's forward-looking statements. Changing economic and political conditions in the United States and in other countries could delay the delivery of aero or industrial gas turbine engines. Risks and uncertainties also include but are not limited to changes in governmental laws and regulations, the outcome of environmental matters, the availability and cost of raw materials, and the effects of: (i) aerospace and IGT industry economic conditions, (ii) aerospace industry cyclicality, (iii) the nature of the customer base, (iv) competition and (v) pricing pressures. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, and on current information available pertaining to the Company and its products including the aforementioned risk factors. Actual future results and trends may differ materially from projections made herein as a result of the factors set forth above and other factors. The Company undertakes no obligation to publicly upgrade or revise any forward looking statements to reflect future events or developments.


NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting standards for derivative instruments and for hedging activities. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the changes in fair value of the hedged asset, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company. The Company expects to adopt this new statement on January 1, 2001.


RECENT MARKET PRICE AND DIVIDENDS

The market price of the Company's common stock ranged from a low of $11.19 to a high of $20.63 per share for 1999 and a low of $9.75 to a high of $18.63 per share for 1998.

The Company did not pay dividends in 1999 or 1998.

SELECTED FINANCIAL DATA

                                                                              Howmet
                                                                              Predecessor
                                                                              Company
                                 Howmet International Inc.                    Combined
                                     Consolidated (a)                           (a)
                           ------------------------------------------------  ----------
                                                                 Period       Period
                                                                   from         from
                                                                 December 14, January 1,
                                                                   1995         1995
                                                                    to           to
                                                                 December     December
                                  Year Ended December 31,           31,          31,
                            ------------------------------------------------  ----------
(dollars in millions)        1999     1998      1997     1996      1995         1995
                            ------------------------------------------------  ----------
STATEMENT OF INCOME DATA (a)
Net sales                   $1,459.7 $1,350.6  $1,258.2 $1,106.8     $51.4       $894.1

Operating expenses:
  Cost of sales              1,115.8  1,039.1     963.8    891.1      42.1        747.6
  Selling, general and
    administrative (b)         108.6    101.6     122.3     93.4       3.7         77.2
  Research and development      19.9     20.2      17.6     20.3       1.0         19.2
  Restructuring charges
    (credit)                     -        -         -        -         -           (1.6)
                            ------------------------------------------------  ----------
Income from operations         215.4    189.7     154.5    102.0       4.6         51.7
Interest (expense)
  income, net                   (5.3)   (11.1)    (29.8)   (40.2)     (3.1)         4.1
Other, net                      (3.0)    (3.4)     (6.4)    (5.9)     (1.0)        (5.8)
Income taxes                   (70.4)   (64.8)    (46.3)   (30.3)      (.5)       (23.7)
                            ------------------------------------------------  ----------
Income before
  extraordinary item (c)    $  136.7 $  110.4  $   72.0 $   25.6     $ -         $ 26.3
                            ================================================  ==========
Net income (c)              $  136.7 $  110.4  $   59.7 $   25.6     $ -         $ 26.3
Dividends on redeemable
  preferred stock                (.8)    (5.6)     (5.1)    (4.6)      (.2)         -
                            ================================================  ==========
Net income applicable to
  common stock              $  135.9 $  104.8  $   54.6 $   21.0     $ (.2)      $ 26.3
                            ================================================  ==========
Per common share amounts (d):
  Income before
  extraordinary item        $   1.36 $   1.05  $    .67 $    .21     $ -         $  .26

                            ================================================  ==========
  Net income                $   1.36 $   1.05  $    .55 $    .21     $ -         $  .26
                            ================================================  ==========


OTHER DATA (end of period,
  where applicable) (a):
Total assets, excluding
  Restricted Trust          $1,120.1 $1,084.2  $1,020.6 $1,052.4  $1,127.8       $  -
Restricted Trust (e)             -      716.4     716.4    716.4     716.4          -
Long-term debt, including
  current maturities,
  excluding Pechiney Notes       -       63.0     208.4    350.7     488.6          -
Pechiney Notes (e)               -      716.4     716.4    716.4     716.4          -
Redeemable preferred stock       -       65.6      60.0     54.9      50.2          -
Stockholders' equity           500.7    371.3     265.7    218.8     196.9          -
Net cash provided (used)
  by operating activities      232.9    207.4     192.6    184.5     (12.7)        35.2
Capital expenditures           112.9     83.0      56.9     33.7       1.6         41.2
Number of employees           11,500   11,500    10,400   10,000     9,600          -

========================================================================================

----------
(a) In 1995 Howmet International Inc. was formed to acquire its only operations, which are those of the entities that comprise Howmet
     Predecessor Company Combined. Data for periods after December 13, 1995 reflect the allocation of the acquisition purchase price to asset and liabilities of the Company, the financing of the acquisition, and the subsequent amortization, depreciation, interest expense and other effects related thereto.
(b) Includes charges related to the Company's stock appreciation rights plan of $6.3 million in 1999, $10.8 million in 1998, $31.4 million in 1997 and $6.6 million in 1996.
(c) In 1997 the Company recorded a $12.3 million after-tax extraordinary loss on early retirement of debt.
(d) All per common share amounts are both basic and fully-diluted and were calculated after retroactively restating all shares to reflect the October 1997 10,000-for-1 split.
(e) The Restricted Trust holds a note receivable from Pechiney, S.A. and related letters of credit that secured Pechiney, S.A.'s agreement to repay the Pechiney Notes. Pechiney, S.A. (the Company's previous owner) paid the Pechiney Notes in full on January 4, 1999, and the Restricted Trust was terminated. No Company funds were used in the payment of the Pechiney Notes.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                            Condensed Balance Sheets
                              (Dollars in millions)


                                                           December 31,

                                                        1999          1998
                                                    ------------  ------------
Assets
Current asset                                           $   .5        $   .2
Investment in subsidiaries                               500.7         437.3
                                                    ============  ============
Total assets                                            $501.2        $437.5
                                                    ============  ============

Liabilities, redeemable preferred stock and
  stockholders' equity
Current accrued liabilities                             $   .5        $   .6
Redeemable preferred stock                                 -            65.6
Stockholders' equity                                     500.7         371.3
                                                    ============  ============
Total liabilities, redeemable preferred stock
  and stockholders' equity                              $501.2        $437.5
                                                    ============  ============





















                     See notes to the condensed financial statements.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                       Condensed Statements of Operations
                              (Dollars in millions)

                                                 Year Ended December 31,

                                               1999        1998        1997
                                            ----------  ----------  ---------

General and administrative expense            $ (1.8)    $ (2.0)      $  -
Public stock offering costs                      -          -           (2.9)
Interest expense                                 (.8)       (.5)         -
Income tax benefit                                .9         .9          1.0
Equity in earnings of subsidiaries
  before extraordinary item                    138.4      112.0         73.9
                                            ----------  ----------  ---------
Income before extraordinary item               136.7      110.4         72.0
Extraordinary item subsidiary's loss on
  early retirement of debt, net of
  income taxes of $7.9                           -          -          (12.3)
                                            ----------  ----------  ---------

Net income                                     136.7      110.4         59.7
Payment-in-kind dividends on redeemable
  preferred stock                                (.8)      (5.6)        (5.1)
                                            ----------  ----------  ---------

Net income applicable to common stock         $135.9     $104.8       $ 54.6
                                            ==========  ==========  =========

Per common share amounts, basic and diluted:
   Income before extraordinary item           $ 1.36     $ 1.05       $  .67
   Extraordinary item                            -          -           (.12)
                                            ==========  ==========   =========
   Net income                                 $ 1.36     $ 1.05       $  .55
                                            ==========  ==========   =========













                     See notes to the condensed financial statements

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                     Notes to Condensed Financial Statements

1.  GENERAL

These parent company only financial statements should be read in conjunction with the Howmet International Inc. ("HII") consolidated financial statements, included herewith. Note 1 to such consolidated financial statements presents the HII, Howmet Holdings Corporation and Howmet Corporation relationships.

In these parent company only financial statements, HII investments in its wholly-owned subsidiaries are stated at cost plus the undistributed net income and other comprehensive income of the subsidiaries, net of payables to subsidiaries of $8.3 million and $6.9 million at December 31, 1999 and 1998, respectively.

2.  CASH FLOWS INFORMATION

HII had no cash flows for the years ended December 31, 1998 and 1997. In 1999 the only cash flows were receipt of a $66.4 million dividend from a subsidiary and the redemption of all of the outstanding shares of redeemable preferred stock at their $66.4 million book value.

3.  ENVIRONMENTAL MATTERS

In connection with the Acquisition, Pechiney, S.A. indemnified HII for environmental liabilities relating to Howmet Corporation stemming from events occurring or conditions existing on or prior to the Acquisition, to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the environmental matters discussed in the next two paragraphs. It is probable that changes in any of the accrued liabilities discussed in the next two paragraphs will result in an equal change in the amount receivable from Pechiney, S.A. pursuant to this indemnification.

HII has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection (the "NJDEP"), and HII is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between Howmet Corporation and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $3 million to $22 million or more. HII has recorded a $3 million long-term liability as of December 31, 1999 and $2 million as of December 31, 1998 for this matter. The indemnification discussed above applies to the costs associated with this matter.

Besides the above-mentioned remediation work required at HII's Dover, New Jersey plant, liabilities exist for clean-up costs associated with hazardous types of materials at seven other on-site and off-site locations. HII has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at these locations. At December 31, 1999, $4 million of accrued environmental liabilities are included in the consolidated balance sheet for these seven sites. The December 31, 1998 balance sheet includes $4.2 million of accrued liabilities for nine such sites. The indemnification discussed above applies to these costs.

In  addition  to the  above  environmental  matters,  and  unrelated  to  Howmet
Corporation, Howmet Holdings Corporation and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960's. These liabilities include approximately $7 million in remaining remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify the Company for such liabilities in full. In connection with these environmental matters, the Company recorded a $17 million liability and an equal $17 million receivable from Pechiney, S.A. as of December 31, 1999 and $26 million for both the liability and receivable as of December 31, 1998. Pechiney, S.A. is currently funding all amounts related to these liabilities.

                 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
                   HOWMET INTERNATIONAL INC. (PARENT COMPANY)

                   Notes to Condensed Financial Statements (Continued)

3.  ENVIRONMENTAL MATTERS (continued)

Estimated  environmental  costs  are  not  expected  to  materially  impact  the financial position or the results of HII's operations in future periods. However, environmental clean-ups are protracted in length and environmental costs in future periods are subject to changes in environmental remediation regulations. Any costs which are not covered by the Pechiney, S.A. indemnifications and which are in excess of amounts currently accrued will be charged to operations in the periods in which they occur.

4.  CONTINGENT MATTERS

Starting in late 1998, HII discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries. In 1999, HII discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. HII has notified customers and the appropriate government agencies and has substantially completed corrective action with respect to these issues. HII knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue for some time to be, late in delivery of products to certain customers, resulting in lower sales. However, delivery performance in 2000 is expected to improve significantly.

The Defense Criminal Investigative Service (the "DCIS"), in conjunction with other agents from the Defense Department and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed HII that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. HII is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

All customer claims relating to the foregoing matters either have been resolved or, in HII's judgment, will be resolved within existing reserves.

HII believes that additional cost for the foregoing matters beyond amounts accrued, if any, would not have a material adverse effect on HII's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

On August 6, 1999, HII entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

Shortly after Cordant announced, on November 12, 1999, its proposal to acquire all of the outstanding shares of HII not currently owned by Cordant (See "Business - Possible Ownership Changes," page 1), eight separate but nearly identical lawsuits were filed in the Court of Chancery of Delaware against HII, Cordant and each member of the HII's Board of Directors. The plaintiffs are shareholders of HII who complain that Cordant's offer for their shares in the HII is not for an adequate price. The plaintiffs request the following relief: certification as a class action with themselves designated as Class Representatives; an order enjoining Cordant, HII and its Board of Directors from proceeding with the transaction; and money damages and the costs of bringing the lawsuit. On the motion of the defendants, the Court has consolidated the cases under the style of "In re Howmet International Shareholders Litigation" and directed that the plaintiffs file an Amended Complaint reflecting the consolidation. HII is defending these actions and believes that any outcome will not result in a materially adverse impact to the financial position of HII.

HII, in its ordinary course of business, is involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. HII believes that these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            HOWMET INTERNATIONAL INC.
                              (Dollars in millions)



                      Balance at   Charged to    Charged to   Deductions   Balance at
                      beginning       costs        other        from         end of
    Description       of period   and expenses    accounts     reserves      period
    -----------       ---------   ------------    --------     --------      ------


FOR THE YEAR ENDED
  DECEMBER 31, 1999
Reserves:
  Accounts               $  5.2          -             -           (1.5)      $  3.7
Receivable
  Warranty Reserves       $13.3          (.2)          -           (2.8)       $10.3

FOR THE YEAR ENDED
  DECEMBER 31, 1998
Reserves:
  Accounts               $  4.4           .9           -            (.1)      $  5.2
Receivable
  Warranty Reserves       $13.7          2.6           -           (3.0)       $13.3

FOR THE YEAR ENDED
  DECEMBER 31, 1997
Reserves:
  Accounts               $  5.6          6.0           (.7)        (6.5)      $  4.4
Receivable
  Warranty Reserves      $  8.1          6.5           -            (.9)       $13.7


----------
(a) 1997 Accounts Receivable amounts have been changed to conform to the 1998 presentation.