Form 10-Q
period 2000-03-31
HOWMET INTERNATIONAL INC
filed 2000-05-12
CIK 1047378

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

   Common Stock, $0.01 par value, as of April 28, 2000: 100,033,307 Shares

                          Howmet International Inc.
                        Quarterly Report on Form 10-Q
                                March 31, 2000

                              TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1 -- Financial Statements

       Consolidated  Statements  of Income - Three months ended
         March 31, 2000 and 1999                                               3

       Consolidated  Condensed  Balance  Sheets - March 31, 2000 and
         December 31, 1999                                                     4

       Consolidated  Statements  of Cash Flows - Three  months ended
         March 31, 2000 and 1999                                               5

       Consolidated Statements of Common Stockholders' Equity and Redeemable
         Preferred Stock - Three months ended March 31, 2000 and 1999          6

       Notes to Consolidated Financial Statements                              7

Item 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operation                                              12

Item 3 -- Quantitative and Qualitative Disclosure about Market Risk           15


Part II.  OTHER INFORMATION

Item 1 -- Legal Proceedings                                                   16

Item 5 -- Other Information                                                   16

Item 6 -- Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                          HOWMET INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (in millions, except per share data)



                                                       Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000         1999
---------------------------------------------------------------------------

Net sales                                            $381.6       $372.7


Operating expenses:
  Cost of sales                                       296.8        284.6
  Selling, general and administrative                  34.4         26.0
  Research and development                              4.5          4.9
---------------------------------------------------------------------------
   Total operating expenses                           335.7        315.5

Income from operations                                 45.9         57.2

Interest income                                          .4           .2
Interest expense                                        (.7)        (1.9)
Other, net                                              (.7)         (.3)
---------------------------------------------------------------------------

Income before income taxes                             44.9         55.2
Income taxes                                          (14.8)       (20.4)
---------------------------------------------------------------------------

Net income                                             30.1         34.8

Dividends on redeemable preferred stock                  -           (.8)
---------------------------------------------------------------------------

Net income applicable to common stock                $ 30.1       $ 34.0
===========================================================================

Net income per common share, basic and diluted       $  .30       $  .34
===========================================================================





See notes to consolidated financial statements.

                          HOWMET INTERNATIONAL INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                       (in millions, except share data)

                                                             March 31,   December 31,
                                                               2000         1999
-------------------------------------------------------------------------------------
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                   $   23.2     $   39.4
  Accounts receivable (less allowance of $3.8 and $3.7)           96.1         80.7
  Inventories                                                    169.5        165.3
  Retained receivables                                            49.3         35.6
  Deferred income taxes                                           13.8         14.3
  Other current assets                                             3.7          3.7
-------------------------------------------------------------------------------------
Total current assets                                             355.6        339.0

Property, plant and equipment, net                               394.1        396.5
Goodwill, net                                                    207.9        209.5
Patents and technology and other intangible assets, net           91.9         94.9
Deferred income taxes                                             16.8         11.9
Other noncurrent assets                                           65.6         68.3
-------------------------------------------------------------------------------------
Total assets                                                  $1,131.9     $1,120.1
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $   78.1     $   81.3
  Accrued compensation                                            38.7         59.8
  Other accrued liabilities                                       94.5         98.0
  Advance on accounts receivable                                  40.0         40.0
  Income taxes payable                                            49.7         47.8
  Short-term debt                                                 50.4         45.7
-------------------------------------------------------------------------------------
Total current liabilities                                        351.4        372.6

Noncurrent liabilities:
  Accrued retiree benefits other than pensions                   103.0        101.2
  Accrued pension liability                                       36.1         35.9
  Other noncurrent liabilities                                    62.9         59.9
  SARs                                                            50.6         49.8
-------------------------------------------------------------------------------------
Total noncurrent liabilities                                     252.6        246.8

Commitments and contingencies

Stockholders' equity:
  Preferred  stock,   authorized  -  10,000,000  shares,  no
    shares issued and outstanding                                   -            -
  Common  stock,  $.01 par value, authorized - 400,000,000
    shares, issued and outstanding: 2000 - 100,033,307 shares;
    1999 - 100,028,883 shares                                      1.0          1.0
  Capital surplus                                                195.5        195.4
  Retained earnings                                              346.1        316.0
  Accumulated other comprehensive income                         (14.7)       (11.7)
-------------------------------------------------------------------------------------
Total stockholders' equity                                       527.9        500.7
-------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $1,131.9     $1,120.1
=====================================================================================



See notes to consolidated financial statements.

                          HOWMET INTERNATIONAL INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                (in millions)


                                                           Three Months Ended
                                                                March 31,
                                                      ------------------------------
                                                          2000            1999
------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                $ 30.1          $ 34.8
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                          17.8            16.2
     Changes in assets and liabilities:
       Receivables                                         (30.6)          (28.3)
       Inventories                                          (5.9)           (8.3)
       Accounts payable and accrued liabilities            (26.1)          (25.9)
       Deferred income taxes                                (4.4)            (.7)
       Income taxes payable                                  2.1            20.0
       Long-term SARs and Cordant options accruals           7.0             (.3)
       Other, net                                            2.0             2.3
------------------------------------------------------------------------------------

          Net cash (used) provided by operating activities  (8.0)            9.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (12.3)          (23.3)
------------------------------------------------------------------------------------

          Net cash used by investing activities            (12.3)          (23.3)

FINANCING ACTIVITIES
Net change in short-term debt                                4.7            32.7
Issuance of long-term debt                                    -             65.0
Repayment of long-term debt                                   -            (35.0)
Redemption of preferred stock                                 -            (66.4)
------------------------------------------------------------------------------------

          Net cash provided (used) by financing activities   4.7            (3.7)

Foreign currency rate changes                                (.6)           (2.3)
------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                      (16.2)          (19.5)

Cash and cash equivalents at beginning of period            39.4            37.6
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 23.2          $ 18.1
====================================================================================




See notes to consolidated financial statements.

                          HOWMET INTERNATIONAL INC.

    CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND REDEEMABLE
                         PREFERRED STOCK (UNAUDITED)

                       (in millions, except share data)


                                                                         Accumulated      Total
                                                                           Other         Common          Redeemable
                                    Common Stock     Capital  Retained  Comprehensive  Stockholders'  Preferred Stock
                                 ------------------                                                  -------------------
                                  Shares     Amount  Surplus  Earnings     Income        Equity       Shares    Amount
------------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED
MARCH 31, 1999

Balance, December 31, 1998       100,005,356  $1.0   $195.1   $180.1      $ (4.9)        $371.3        6,560     $ 65.6
Comprehensive income
  Net income                                                    34.8                       34.8
  Other comprehensive income
   Foreign exchange translation
     adjustment                                                             (7.0)          (7.0)
                                                                                         ----------
  Total comprehensive income                                                               27.8
                                                                                         ----------
Dividends - redeemable
  preferred stock                                                (.8)                       (.8)          78         .8
Redeemable preferred
  stock redemption                                                                                    (6,638)     (66.4)
Shares issued                          8,902             .1                                  .1
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999          100,014,258  $1.0   $195.2   $214.1      $(11.9)        $398.4            -     $  -
========================================================================================================================

THREE MONTHS ENDED
MARCH 31, 2000

Balance, December 31, 1999       100,028,883  $1.0   $195.4   $316.0      $(11.7)        $500.7
Comprehensive income
  Net income                                                    30.1                       30.1
  Other comprehensive income
   Foreign exchange translation
     adjustment                                                             (3.3)          (3.3)
   Unrealized gain on
     securities                                                               .3             .3
                                                                                         ----------
  Total comprehensive income                                                               27.1
                                                                                         ----------
Shares issued                          4,424             .1                                  .1
------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000          100,033,307  $1.0   $195.5   $346.1      $(14.7)        $527.9
========================================================================================================================


See notes to consolidated financial statements.

                          HOWMET INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



A.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The consolidated condensed balance sheet at December 31, 1999 has been derived from the Company's audited financial statements at that date. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K").


B.  POSSIBLE OWNERSHIP CHANGES

On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant Technologies Inc. ("Cordant") announced an agreement under which Alcoa agreed to acquire Cordant. On April 18, 2000 Alcoa commenced a tender offer for the outstanding shares of the Company's common stock at $20.00 per share in cash. This tender offer is conditioned, among other things, on a majority of the publicly held shares being tendered and not withdrawn. On May 1, the Company announced that its Independent Directors Committee had unanimously determined that the tender offer by Alcoa for shares of the Company's common stock was inadequate and not in the best interests of the Company's public stockholders and recommended, on behalf of the Company, that the Company's public stockholders reject Alcoa's offer. Cordant had previously, on November 12, 1999, made a proposal to acquire all of the outstanding shares of common stock of the Company not currently owned by Cordant for a price of $17.00 per share in cash, later increased to $18.75 per share.

On March 13, 2000 the Company and Cordant amended their Corporate Agreement originally entered into in December 1997. As so amended, this agreement provides that without prior consent of a majority (but not less than two) of the non-employee Directors of the Company who are not Directors or employees of Cordant ("Independent Directors"), neither Cordant nor any of its affiliates may acquire outstanding shares of Common Stock of the Company not then beneficially owned by Cordant (the "Publicly Held Shares") if such acquisition would reduce the number of Publicly Held Shares to less than 14% of the total number of shares outstanding, other than (x) pursuant to a tender offer to acquire all of the Publicly Held Shares that is conditioned on the tender of a majority of the Publicly Held Shares (and this condition must be satisfied for the exception to apply) and that provides a commitment for a prompt "follow up" merger at the same price for untendered shares, or (y) pursuant to a merger in which all holders of Publicly Held Shares are treated the same and that is approved by the holders of a majority of the Publicly Held Shares. The foregoing provision of the Corporate Agreement may not be amended or waived by the Company without the consent of a majority (but not less than two) of the Independent Directors. Alcoa has separately agreed with the Company to be bound by the same limitations as Cordant.

                          HOWMET INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


C.  INVENTORIES

Inventories are summarized as follows:

                                                MARCH 31,    December 31,
(in millions)                                     2000           1999
---------------------------------------------------------------------------

Raw materials and supplies                       $ 64.5         $ 63.2
Work in progress                                   77.4           75.0
Finished goods                                     32.3           31.5
---------------------------------------------------------------------------
FIFO inventory                                    174.2          169.7
LIFO valuation adjustment                          (4.7)          (4.4)
---------------------------------------------------------------------------
                                                 $169.5         $165.3
===========================================================================

At March 31, 2000 and December 31, 1999, inventories include $114.7 million and $110.4 million, respectively, that are valued using LIFO. This valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


D.  SEGMENT INFORMATION

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


                                                   Three Months Ended
                                                         March 31,
                                                 --------------------------
(in millions)                                       2000          1999
---------------------------------------------------------------------------

Net sales to external customers:
   Investment casting and consolidated              $381.6       $372.7
===========================================================================


Income from operations:
   Investment casting                               $ 58.0       $ 62.1
   SARs (expense) benefit                              (.8)         1.0
   Cordant options                                    (6.2)         (.7)
   Adjust to LIFO                                      (.3)         (.2)
   Other unallocated corporate expense, net           (4.8)        (5.0)
---------------------------------------------------------------------------
      Consolidated                                  $ 45.9       $ 57.2
===========================================================================

                          HOWMET INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


E.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding (100,031,737 and 100,012,316 for the quarters ended March 31, 2000 and 1999, respectively). Diluted earnings per share is calculated by dividing net income applicable to common stock by the weighted average number of common shares outstanding plus the common stock equivalent shares of employee stock options, calculated using the treasury stock method (100,534,518 and 100,072,357 for the quarters ended March 31, 2000 and 1999, respectively).

F.  CORDANT OPTIONS AND SARS

For the quarters ended March 31, 2000 and 1999, selling, general and administrative expense includes the following amounts recorded in connection with the options to purchase Cordant common stock held by certain Company executives (the "Cordant Options") and with the Company's Stock Appreciation Rights ("SARs") plan (in millions):


                                          Three Months Ended
                                               March 31,
                                 --------------------------------------
                                       2000                1999
                                 -----------------   ------------------

Cordant Options pretax (expense)       $(6.2)              $(.7)

SARs pretax (expense) benefit          $ (.8)              $1.0


2000 Cordant  Options Expense - See the Company's 1999 Report on Form 10-K for a
-----------------------------
description of the Cordant Options and the alternative plan related thereto. The Company is recording compensation expense in accordance with the alternative plan. Expense associated with Cordant Options is recorded over a six year vesting period ending December 13, 2001. In addition to expense recorded commensurate with additional vesting, Cordant Options expense is affected by fluctuations in the market price of shares of Cordant common stock. The higher or lower the Cordant common stock price the higher or lower the value of the Cordant Options and, consequently, the higher or lower the expense.

The 2000 quarter was adversely affected by a $6.2 million pretax charge related to the Cordant Options, which was triggered by the proposed acquisition of Cordant by Alcoa Inc. Following the announcement of the Alcoa Inc. proposed acquisition of Cordant, the market price of Cordant common stock increased from $29.56 to $56.56 per share resulting in the $6.2 million charge. (If the March 31, 2000 Cordant stock price were at the average for the 30 days prior to the March 14, 2000 Alcoa Inc. acquisition announcement, the Company would have recorded no expense related to these Cordant Options in the 2000 first quarter.)

1999 SARs  Benefit - SARs vest over a five-year  period  ending in 2001 based on
------------------
the passage of time and the operating performance of the Company. In addition to expense recorded commensurate with additional vesting, SARs expense (or benefit from reversal of previously recognized expense) is affected by fluctuations in the market price of the Company's common stock below $15 (the upper limit for SARs compensation purposes). Fluctuations below the $15 upper limit affect the per share value of the outstanding SARs.

The March 31, 1999 market prices of the Company's stock dropped below $15 to $14.31 causing a $2.6 million pretax benefit in the 1999 quarter. The March 31, 1999 reduction in stock price to $14.31 resulted in a $1 million pretax 1999 first quarter benefit. If the market price at March 31, 1999 were $15 or higher, the Company would have recorded a $1.6 million pretax expense in the 1999 first quarter rather than the $1 million pretax benefit (a combined $2.6 million benefit to the 1999 first quarter). This entire benefit reversed in the 1999 second quarter when the price of the Company's stock rose above $15.

                          HOWMET INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


F.  CORDANT OPTIONS AND SARS (CONTINUED)

At March 31, 2000 and at December 31, 1999 the market price of the Company's stock was higher than $15, consequently, there were no unusual entries in the 2000 first quarter relating to the SARs.


G.  OTHER INFORMATION

Results for the 2000 first quarter include $2.3 million of pretax expenses related to Cordant's proposed buyout of the Company's common stock not currently owned by Cordant.

The effective tax rate for the 2000 first quarter was 33% compared to 37% for the 1999 first quarter. The reduction is due primarily to realization of higher research tax credits and higher benefits related to the foreign sales corporation. The 1999 full year effective rate was 34%, and the 2000 full year rate is estimated at 33%.


H.  CONTINGENT MATTERS

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries (formerly called Cercast). In 1999, the Company discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. The Company has notified customers and the appropriate government agencies and has substantially completed correction of these issues. The Company knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue to be, late in delivery of products to certain customers, resulting in lower sales. However, delivery performance later in 2000 is expected to improve significantly.

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

                          HOWMET INTERNATIONAL INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


H.  CONTINGENT MATTERS (CONTINUED)

Shortly after Cordant announced, on November 12, 1999, its proposal to acquire all of the outstanding shares of the Company not currently owned by Cordant, eight separate but substantially similar lawsuits were filed in the Court of Chancery of Delaware against the Company, Cordant and each member of the Company's Board of Directors. The plaintiffs are shareholders of the Company who complain that Cordant's proposal to acquire their shares in the Company was not for an adequate price. The plaintiffs request the following relief: certification as a class action with themselves designated as class representatives; an order enjoining Cordant, the Company and its Board of Directors from proceeding with the transaction; and money damages and the costs of bringing the lawsuit. On the motion of the defendants, the court has consolidated the cases under the style "In re Howmet International Shareholders Litigation" and directed that the plaintiffs file an amended complaint reflecting the consolidation. The Company is defending these actions and believes that any outcome will not result in a materially adverse impact to the financial position of the Company.

The Company is involved in certain environmentally related matters which are discussed in its 1999 Form 10-K.

The Company, in its ordinary course of business, is also involved in other litigation, administrative proceedings and investigations of various types in several jurisdictions. The Company believes that these are routine in nature and incidental to its operations, and that the outcome of any of these proceedings will not have a material adverse effect upon its operations or financial condition.

Item 2.  Management's  Discussion  And  Analysis Of Financial  Condition  And
         -----------------------------------------------------------------------
           Results Of Operations
           ---------------------


RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Summary financial information for the quarters ended March 31 follows (in millions, except per share data):


                                                                   Better/
                                          2000         1999        (Worse)      Percent
                                        -------------------------------------------------

Net Sales                                $381.6       $372.7       $  8.9          2
-----------------------------------------------------------------------------------------

Gross profit                                84.8         88.1        (3.3)        (3)

Selling, general and administrative
  expense                                   34.4         26.0        (8.4)       (32)
Research and development expense             4.5          4.9          .4          8
-----------------------------------------------------------------------------------------

Income from operations                      45.9         57.2       (11.3)       (20)
Net interest expense                         (.3)        (1.7)        1.4         82
Other, net                                   (.7)         (.3)        (.4)      (133)
Income taxes                               (14.8)       (20.4)        5.6         27
-----------------------------------------------------------------------------------------

Net income                               $  30.1      $  34.8      $ (4.7)       (14)
=========================================================================================

Earnings per share (basic and diluted)   $   .30      $   .34      $ (.04)       (12)
=========================================================================================

Net sales in the 2000 first quarter were 2% higher than in 1999. The 2000 sales increase is due to volume increases in the industrial gas turbine (IGT) market. Sales to the aero market were approximately 7% lower than in 1999, including an approximate 2% price decrease. Sales to the IGT market were approximately 18% higher. Substantial volume increases in the IGT market were partly offset by an approximate 6% price decrease. Such price reductions were primarily a function of sharing cost savings with customers, as well as securing market share and, consequently, anticipated higher volumes. The Company continues to experience pressure from its major customers for price reductions and, based on current long-term sales agreements, the Company expects additional price reductions in 2001. The adverse effect of such reductions is expected to be offset to a large extent through Company and joint Company/customer cost reduction programs. These cost reductions include significant efficiency and yield improvements on new, technologically advanced parts, as they move through the normal product life cycle. While expected, these cost reductions cannot be assured.

Gross profit was $3.3 million lower in the 2000 quarter than in the 1999 quarter. The principal reasons for the lower gross profit in 2000 were the adverse effect of continuing production problems at certain aluminum casting plants, which are in the process of being corrected, and lower prices. Volume increases and cost improvements enabled the Company to offset a large portion of the price decreases. Further cost reductions are expected in 2000, however, they cannot be assured.

Selling, general and administrative ("SG&A") expense was $8.4 million higher in the 2000 first quarter than in the comparable 1999 quarter. See Note F of Notes to Consolidated Financial Statements for a discussion of the first quarter 2000 charge of $6.2 million related to Cordant Options and the 1999 first quarter benefit of $2.6 million related to the Company's SARs. Also, in the 2000 first quarter the Company recorded $2.3 million of expenses related to Cordant's proposed buyout of the Company's common stock not currently owned by Cordant. Excluding these three items, 2000 SG&A is $2.7 million lower than SG&A in the first quarter of 1999. If the market price of Cordant's common stock remains at current levels, the Company expects significant future charges related to Cordant Options as vesting continues. If the Alcoa acquisition of Cordant is completed at the initial offer price, Cordant Options will become fully vested and the Company will record $4.2 million of additional expense in the period beginning April 1, 2000 to the date the acquisition is completed.

Net interest expense was $1.4 million lower in the 2000 first quarter compared with 1999. The decrease was due to lower debt levels in 2000.

Income tax expense decreased $5.6 million in the 2000 first quarter due to lower pretax earnings and a lower effective tax rate. The lower effective rate is due primarily to realization of higher research tax credits and higher benefits related to the foreign sales corporation.

Starting in late 1998, the Company discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries (formerly called Cercast). In 1999, the Company discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. The Company has notified customers and the appropriate government agencies and has substantially completed correction of these issues. The Company knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue to be, late in delivery of products to certain customers, resulting in lower sales. However, delivery performance in 2000 is expected to improve significantly.

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

Capital expenditures in the 2000 first quarter were $12.3 million. Capital expenditures for the 2000 year are expected to be approximately $90 million.

On February 9, 2000, the Company elected to terminate its $300 Million Revolving Credit Facility. On February 9, 2000, the Company (through its wholly-owned operating subsidiary, Howmet Corporation) entered into a new $25 million credit agreement with a major U.S. bank. The New Credit Agreement provides a commitment from the bank for an unsecured revolving credit line of $25 million. The interest rate is based on LIBOR plus a spread. The New Credit Agreement expires on May 9, 2000. The participating bank orally stated a willingness to enter into a short-term extension of the agreement, if the Company deems it necessary.

At March 31, 2000 there were $9.6 million of outstanding standby letters of credit under separate credit arrangements. As of March 31, 2000, $25 million of unused borrowing capacity was available under the Company's New Credit Agreement.

Debt as a percentage of total capitalization (debt plus common stockholders' equity) was 9% at March 31, 2000 compared to 8% at December 31, 1999. The current ratio (excluding short-term debt) was 1.2 at March 31, 2000 and 1.0 at December 31, 1999. Working capital (excluding short-term debt) was $54.6 million and $12.1 million at March 31, 2000 and December 31, 1999, respectively.

The Company has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The Company has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable as of March 31, 2000. The $49.3 million retained receivables shown in the March 31, 2000 balance sheet represents the receivables set aside to replace sold receivables in the event they are not fully collected.

From December 31, 1999 to March 31, 2000, the cumulative translation adjustment, which is included in stockholders' equity, changed by $3.3 million, resulting in a $16.2 million negative balance at March 31, 2000. The change is due to the strengthening of the U.S. dollar relative to the French franc and the U.K. sterling.

On April 10, 2000 the Company consummated its previously announced acquisition of the remaining interest of Komatsu Ltd. in their Japanese joint venture company, Komatsu-Howmet Ltd., and changed that company's name to Howmet Japan Limited.


POSSIBLE OWNERSHIP CHANGES

On March 14, 2000, Alcoa Inc. ("Alcoa") and Cordant Technologies Inc. ("Cordant") announced an agreement under which Alcoa agreed to acquire Cordant. On April 18, 2000 Alcoa commenced a tender offer for the outstanding shares of the Company's common stock at $20.00 per share in cash. This tender offer is conditioned, among other things, on a majority of the publicly held shares being tendered and not withdrawn. On May 1, the Company announced that its Independent Directors Committee had unanimously determined that the tender offer by Alcoa for shares of the Company's common stock was inadequate and not in the best interests of the Company's public stockholders and recommended, on behalf of the Company, that the Company's public stockholders reject Alcoa's offer. Cordant had previously, on November 12, 1999, made a proposal to acquire all of the outstanding shares of common stock of the Company not currently owned by Cordant for a price of $17.00 per share in cash, later increased to $18.75 per share.


On March 13, 2000 the Company and Cordant amended their Corporate Agreement originally entered into in December 1997. As so amended, this agreement provides that without prior consent of a majority (but not less than two) of the non-employee Directors of the Company who are not Directors or employees of Cordant ("Independent Directors"), neither Cordant nor any of its affiliates may acquire outstanding shares of Common Stock of the Company not then beneficially owned by Cordant (the "Publicly Held Shares") if such acquisition would reduce the number of Publicly Held Shares to less than 14% of the total number of shares outstanding, other than (x) pursuant to a tender offer to acquire all of the Publicly Held Shares that is conditioned on the tender of a majority of the Publicly Held Shares (and this condition must be satisfied for the exception to apply) and that provides a commitment for a prompt "follow up" merger at the same price for untendered shares, or (y) pursuant to a merger in which all holders of Publicly Held Shares are treated the same and that is approved by the holders of a majority of the Publicly Held Shares. The foregoing provision of the Corporate Agreement may not be amended or waived by the Company without the consent of a majority (but not less than two) of the Independent Directors. Alcoa has separately agreed with the Company to be bound by the same limitations as Cordant.


EURO CONVERSION

The Company implemented a strategy during 1999 which would allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion, effective July 1, 2002. To date the Company has not experienced and does not anticipate any material impact from the Euro conversion on its operations, its competitive position or its computer software plans. Also, the Company does not expect any significant changes to its currency hedging program and does not expect any significant increases in its foreign exchange exposure.


NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting standards for derivative instruments and for hedging activities. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. For derivatives that are not designated as hedging instruments the gain or loss resulting from adjustment to fair value is recognized in earnings in the period of change. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement No. 133 will be on the earnings and financial position of the Company. The Company expects to adopt this new statement on January 1, 2001.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

There have been no significant changes in market risk since the end of the Company's December 31, 1999 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

See Note H of Notes to Consolidated Financial Statements with respect to certain claims and proceedings.


Item 5.  Other Events
         ------------

                             CAUTIONARY STATEMENT


Certain statements in this quarterly report are "forward-looking statements" as defined in the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed in these statements are subject to risks and uncertainties which should be considered in assessing the Company's conduct of its business. Such statements include those relating to sales and earnings growth, price reductions, the price of Cordant's stock, the Howmet Aluminum Casting manufacturing process issues and delivery performance, anticipated cost reductions, cash flow adequacy, euro conversion, accounting standard changes and others. All forecasts and projections in this report are "forward-looking statements", and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. The words "expect," "project," "estimate," "predict," "anticipate," "believes," "plans," "intends," and similar expressions are also intended to identify forward-looking statements. Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that such forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected in those statements. These risks and uncertainties include, but are not limited to, worldwide economic and political conditions, the effects of aerospace industry economic conditions and cyclicality, the nature of the Company's customer base, competition, pricing pressures, availability and cost of raw materials and others detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) -- Exhibits
       --------

      27.1  Financial Data Schedule

(b) -- Reports on Form 8-K
       -------------------

      During the quarter ended March 31, 2000, the Company filed the following Current Reports on Form 8-K:

      Report filed January 5, 2000. Item 5 - Other events - News release announcing that the Independent Directors Committee has appointed its financial advisor.

      Report filed February 11, 2000. Item 5 - Other events - News release announcing the Company's annual earnings for 1999.

      Report filed March 15, 2000. Item 5 - Other events - News release announcing Alcoa Inc.'s intention to acquire publicly held Company shares.

                                  SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2000

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